Form 10-Q
period 1996-04-30
SEA PINES ASSOCIATES INC
filed 1996-06-11
CIK 846926

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



For quarter ended         April 30, 1996
                          --------------

Commission file number    0-17517
                          -------


                           Sea Pines Associates, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            South Carolina                           57-0845789
            --------------                           ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)



32 Greenwood Drive
Hilton Head Island, South Carolina                                       29928
- - ------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                 (803) 785-3333
                 --------------
                 (Registrant's telephone number, including area code)

                 No Change
                 ---------
                 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes      X                No
                                          ---

The number of shares outstanding of the registrant's common stock as of April 30, 1996 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.


                                                                                                                    Page
PART I - FINANCIAL INFORMATION
- - ------------------------------
Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of April 30, 1996 and October 31, 1995                                                                     3 - 4

         Condensed Consolidated Statements of Operations for
         the Six Months Ended April 30, 1996 and 1995                                                                   5

         Condensed Consolidated Statements of Cash Flows
         for the Six Months ended April 30, 1996 and 1995                                                               6

         Notes to Condensed Consolidated Financial Statements                                                       7 - 8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                             9 - 12

PART II - OTHER INFORMATION
- - ---------------------------

Item 1 - Legal Proceedings                                                                                             13

Item 2 - Changes in Securities                                                                                         13

Item 3 - Defaults Upon Senior Securities                                                                               13

Item 4 - Submission of Matters To A Vote of
         Security Holders                                                                                           13-14

Item 5 - Other Information                                                                                             14

Item 6 - Exhibits and Reports on Form 8-K                                                                              14

Signatures                                                                                                             15

                           SEA PINES ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                    April 30,     October 31,
                                                                                       1996          1995
                   ASSETS                                                           (Unaudited)     (Note)
                   ------                                                           -----------   -----------

CURRENT ASSETS:
  Cash and cash equivalents:
    Unrestricted                                                                      $   494       $   330
    Restricted                                                                          2,657         1,638
                                                                                      -------       -------
                                                                                        3,151         1,968

  Short-term investments                                                                  503           475
  Accounts and notes receivable, net of allowance for
    doubtful accounts of $46 and $30 at April 30, 1996
     and October 31, 1995, respectively                                                 2,696         1,856
  Inventories (Note 2)                                                                    911           749
  Prepaid expenses                                                                        243           201
                                                                                      -------       -------
      Total current assets                                                              7,504         5,249
                                                                                      -------       -------

PROPERTY AND EQUIPMENT:
  Operating properties and properties under development, net (Note 3)                  35,569        33,788
  Properties held for future development                                                7,166         7,166
                                                                                      -------       -------
      Total property and equipment                                                     42,735        40,954
                                                                                      -------       -------

OTHER ASSETS:
  Real estate brokerage intangibles, net of accumulated
    amortization of $1,114 and $1,048 at April 30, 1996
    and October 31, 1995, respectively                                                    196           262
  Deferred loan fees, net                                                                  63            78
  Deferred income taxes                                                                 2,773         2,662
  Investment in TidePointe Partners                                                       779           831
  Note receivable from TidePointe Partners                                              1,618         1,538
  Other, net                                                                               85           132
                                                                                      -------       -------
      Total other assets                                                                5,514         5,503
                                                                                      -------       -------
                                                                                      $55,753       $51,706
                                                                                      =======       =======





Note: The condensed consolidated balance sheet at October 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.
                                      -3-

                           SEA PINES ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                    April 30,     October 31,
                                                                                       1996          1995
                  LIABILITIES AND SHAREHOLDERS' EQUITY                              (Unaudited)     (Note)
                  ------------------------------------                              -----------   -----------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                               $ 3,791       $ 2,301
  Advance deposits                                                                      2,458         1,446
  Line of credit with bank                                                              2,500         1,300
  Income taxes payable                                                                    -              13
  Current portion of deferred revenue                                                     839           858
  Current maturities of long-term debt                                                    748           713
                                                                                      -------       -------
      Total current liabilities                                                        10,336         6,631
                                                                                      -------       -------

Long-term debt                                                                         17,622        17,902
Due to TidePointe Partners                                                              4,892         3,195
Deferred revenue on equity club                                                        13,230        13,276
Other deferred revenue                                                                     40            61
Other liabilities                                                                         739           645
                                                                                      -------       -------
      Total liabilities                                                                46,859        41,710
                                                                                      -------       -------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Series A cumulative preferred stock, no par value,
    2,000,000 shares authorized; 1,228,350 shares
    issued and outstanding (liquidation preference $9,335,460)                          7,219         8,105
  Series B junior cumulative preferred stock, no par
    value, 3,000 shares authorized; none issued
    or outstanding                                                                        -             -
  Common stock, 23,000,000 shares authorized;
    1,842,525 shares issued and outstanding                                             2,166         2,166
  Accumulated deficit                                                                    (491)         (275)
                                                                                      -------       -------
      Total shareholders' equity                                                        8,894         9,996
                                                                                      -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $55,753       $51,706
                                                                                      =======       =======





Note: The condensed consolidated balance sheet at October 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.
                                      -4-

                           SEA PINES ASSOCIATES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)




                                                       Quarter Ended            Six Months Ended
                                                         April 30,                  April 30,
                                                    1996          1995         1996          1995
                                                 (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)
                                                 -----------   -----------  -----------   -----------
REVENUES                                           $10,848        $9,194      $16,184       $13,877


COST AND EXPENSES:
  Cost of revenues                                   7,534         6,385       11,875        10,655
  Sales and marketing expenses                         603           465        1,055           967
  General and administrative expenses                  749           855        1,914         1,806
  Depreciation and amortization                        484           482          968           942
                                                   -------        ------      -------       -------
      Total costs and expenses                       9,370         8,187       15,812        14,370
                                                   -------        ------      -------       -------

Operating income (loss)                              1,478         1,007          372          (493)

OTHER INCOME (EXPENSE):
  Interest income                                       44            10           91            14
  Interest expense                                    (366)         (330)        (739)         (627)
  Equity loss from TidePointe Partners                 (52)            0          (52)            0
                                                   -------        ------      -------       -------
      Total other expense                             (374)         (320)        (700)         (613)
                                                   -------        ------      -------       -------

Income (loss) before income taxes                    1,104           687         (328)       (1,106)

Income tax benefit (provision)                        (375)         (234)         112           376
                                                   -------        ------      -------       -------

Net income (loss)                                      729           453         (216)         (730)


Preferred stock dividend requirement                  (222)         (222)        (445)         (445)
                                                   -------        ------      -------       -------
Net income (loss) attributable to common stock     $   507        $  231        ($661)      ($1,175)
                                                   =======        ======      =======       =======

Per share of common stock
  Net Income (loss)                                $  0.27        $ 0.13       ($0.36)       ($0.64)
                                                   =======        ======      =======       =======






See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                        Six Months Ended
                                                                                            April 30,
                                                                                       1996          1995
                                                                                    (Unaudited)   (Unaudited)
                                                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                               ($216)        ($730)

 Adjustments to reconcile net loss to
 net cash used in operating activities:
    Depreciation and amortization                                                         968           942
    Increase (decrease) in deferred revenue                                               (86)          221
    Increase in allowance for doubtful accounts                                            16             3
    Increase in deferred income taxes                                                    (111)         (376)
 Changes in current assets and liabilities:
    Increase in accounts receivable                                                      (856)         (665)
    Increase in inventories                                                              (162)         (126)
    Increase in prepaid expenses                                                          (42)         (137)
   (Increase) decrease in other assets                                                     99           (25)
    Increase in accounts payable and accrued expenses                                     970           592
    Increase in other liabilities                                                          94            24
    Increase in advance deposits                                                        1,012           898
    Decrease in income taxes payable                                                      (13)         (167)
                                                                                      -------       -------
Net cash provided by operating activities                                               1,673           454
                                                                                      -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in short term investments                                                     (28)          (43)
   Capital expenditures and property acquisitions                                      (2,749)       (2,555)
   Additions to note receivable from TidePointe Partners                                   80            --
                                                                                      -------       -------
Net cash used in investing activities                                                  (2,697)       (2,598)
                                                                                      -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal repayments of debt                                                          (345)         (315)
   Additions to long-term debt                                                            100           900
   Additions to short-term debt                                                         1,200         1,900
   Additions to advance from TidePointe Partners                                        1,697           385
   Dividends paid                                                                        (445)         (445)
   Principal payments under capital lease obligations                                      --           (38)
                                                                                      -------       -------
Net cash provided by financing activities                                               2,207         2,387
                                                                                      -------       -------

Net Increase in cash and cash equivalents                                               1,183           243
Cash and cash equivalents at beginning of period                                        1,968         1,847
                                                                                      -------       -------

Cash and cash equivalents at end of period                                            $ 3,151       $ 2,090
                                                                                      =======       =======





See accompanying notes.
                                      -6-

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      APRIL 30, 1996 AND OCTOBER 31, 1995

NOTE 1 -         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1995.

NOTE 2 -         INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                     April 30,                 October 31,
                                                                       1996                       1995
                                                                      -------                    -------
Merchandise                                                           $   789                  $   651
Supplies, parts and accessories                                            35                       35
Food and beverages                                                         46                       33
Other                                                                      41                       30
                                                                      -------                  -------

                                                                      $   911                  $   749
                                                                      =======                  =======

NOTE 3 -         OPERATING PROPERTIES AND PROPERTIES UNDER DEVELOPMENT

Operating properties and properties under development consist of the following (amounts in thousands):




                                                                           April 30,               October 31,
                                                                             1996                      1995
                                                                           ----------------------------------
 Land and land improvements                                                $22,588                    $22,624

 Buildings                                                                   9,387                      9,271

 Machinery and equipment                                                     6,512                      6,324

 Construction in progress                                                    7,069                      4,655

 Property held under capital leases                                            251                        251
                                                                           -------                    -------
                                                                            45,807                     43,135

 Less - Accumulated depreciation                                           (10,238)                    (9,347)
                                                                           -------                    -------
                                                                           $35,569                    $33,788
                                                                           =======                    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations are conducted primarily through three wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a 28 court racquet club, a home and villa rental management business, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with eleven offices located in the Hilton Head Island area. Sea Pines Country Club, Inc. owns and operates a full service private country club providing golf, tennis and clubhouse facilities for approximately 1,500 equity and associate club members. (See Business Outlook and Recent Developments.)

The Company, through its wholly owned subsidiary, Sea Pines/TidePointe, Inc., owns a 17.5% general partnership interest in TidePointe Partners. TidePointe Partners is a General Partnership which is developing and constructing a continuing care retirement community on Hilton Head Island, South Carolina. TidePointe is currently under construction and Phase I is expected to be completed by August 1996. Sea Pines Senior Living Center, Inc., a wholly owned subsidiary of the Company, is currently developing the health care facility located within the TidePointe community. Upon completion and approval by the South Carolina Department of Health and Environmental Control, it is anticipated that TidePointe Partners will exercise an option to purchase this facility.

Liquidity and Capital Resources

Cash and short term investments increased by $1,963,000 during the second quarter of 1996 and totaled $3,654,000 at April 30, 1996, of which $3,160,000 was restricted. The Company's working capital deficit decreased by $871,000 during the second quarter resulting in a working capital deficit of $2,832,000 at April 30, 1996. These increases in cash and working capital are consistent with the seasonal nature of the Company's operations.

The Company maintains a $2.5 million seasonal line of credit used to meet cash requirements during the Company's off-season. As of April 30, 1996, the outstanding balance on the line of credit totaled $2.5 million. In addition to the seasonal line of credit, the Company maintains a $12 million revolving credit facility used for capital investments in business lines consistent with the Company's operations. As of April 30, 1996, the outstanding balance on the revolving credit facility totaled $6.1 million.

At its December 1995 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first two installments were paid on January 15, 1996 and April 15, 1996. Additional quarterly installments will be paid on July 15, 1996, and October 15, 1996 to shareholders of record on the first day of each of those months.

Results of Operations for 1996 as Compared with 1995

The Company reported a consolidated net income for the second quarter ended April 30, 1996 of $729,000, a 61% increase from the consolidated net income of $453,000 reported for the second quarter of 1995. Consolidated revenues during the second quarter totalled $10,848,000, an 18% increase over consolidated revenues reported for the second quarter of 1995. These increases in consolidated revenues and net income are attributable to increases in real estate brokerage revenues and revenues from golf operations.

Resort revenues increased during the second quarter from $6,542,000 in 1995 to $7,598,000 in 1996, a 16.1% increase. This increase in resort revenues is attributable to increased golf revenues resulting primarily from having the newly renovated Ocean Golf Course open for play. The course had been closed for a major renovation from December 5, 1994 to September 17, 1995.

Real estate brokerage revenues increased by $651,000 or 41%, to $2,243,000 during the second quarter ended April 30, 1996 from the same period last year. This increase in real estate revenues is indicative of the strong brokerage sales the Company has experienced in both the first and second quarters of 1996 as compared to the same period last year. Based on the level of sales under contract which are scheduled to close during the third and fourth quarters management believes that this trend will continue during those quarters.

Country Club revenues decreased by $51,000 or 4.8% to $1,007,000 for the second quarter of 1996 as compared to the same period last year, as food and beverage sales continue to lag behind last year.

Cost of revenues increased by $1,149,000 or 18% primarily as a result of revenue volume increases during the second quarter of 1996 as compared to the same period last year. The cost of revenue percentage remained constant at 69.5% for both the second quarter of 1996 and 1995. Sales and marketing expenses increased by $138,000, or 29.7% during the second quarter of 1996 as compared to the second quarter of 1995. This increase results from the combined effects of a planned increase in real estate marketing aimed at increasing market share, and from the acceleration of certain media placements which previously had occurred in the second half of the year.

General and administrative expenses decreased by $106,000 or 12.4% in 1996 as compared to the same period in 1995. The decrease can be primarily attributable to payroll cost savings as a result of the Company's cost reduction plan which it implemented during the first quarter of 1996.

Interest expense on the Company's long-term debt increased by $36,000, or 10.9%, in the second quarter of 1996 as compared with the same period in 1995. This increase was the result of increased debt levels as additional borrowings were needed in 1995 for the Ocean Course renovation project and other capital expenditures.

Revenue from the sale of new Country Club memberships and a portion of the proceeds from resales of existing memberships are being deferred until the "turnover date". (See Business Outlook and Recent Developments.) As of April 30, 1996, the Company had sold 1,148 memberships and had received approximately $13,230,000.

Business Outlook and Recent Developments

On May 1, 1996, the Company consummated a turnover of the operations and assets of the Sea Pines Country Club to the equity members. Effective with the turnover, the Club has complete and total responsibility for the operation and control of the Club including all physical assets and all "risks and rewards" of ownership. The Club has entered into a one year administrative services contract with the Company to provide certain accounting, human resources, maintenance, landscaping and information services for fixed monthly fees expected to be equal to or in excess of the estimated costs of such services. The Company and the Club have agreed that the Company will have the right to market and sell the remaining unissued 152 equity memberships of the Club.
This transaction will not have a material effect on current year cash flow, however it will have a major impact on 1996 net income as all deferred income from the sale of Country Club memberships, net of the book value of assets turned over, will be recognized, based on the criteria established in Statement of Financial Accounting Standards No. 66, Accounting For Sales Of Real Estate. This is expected to produce a one time increase in net income of approximately $5,000,000 in the third quarter of 1996. In future years this turnover is expected to have a positive impact of approximately $200,000 annually on pre-tax income due to eliminating the cost of operating the Club.

The Company is continuing construction of the health care facility located within the TidePointe continuing care retirement community. The health care facility is scheduled to be completed by August 1996 at an anticipated total cost of approximately $5,500,000. As of April 30, 1996 costs and accrued interest totalled $4,892,000. TidePointe Partners has advanced the Company $4,892,000 for such construction and has committed to advance the Company the remaining funds required to construct, equip and begin operating the health care facility. TidePointe Partners also has an option to purchase the health care facility exercisable only after completion of construction, licensing, commencement of operations and approval of South Carolina Department Of Health And Environmental Control.

The Company is also continuing construction on the two major renovation projects started during fiscal 1995. The first project is the renovation of the three commercial office buildings which comprise the former Sea Pines Welcome Center which is expected to be completed in the third quarter of 1996. Upon completion the Company will occupy approximately 1,000 square feet of the building for real estate offices and lease the remaining space to third party tenants. The Company has reached agreement on lease terms with two tenants who will occupy the remaining space. Hilton Head Hospital will occupy approximately 6,500 square feet for use as an urgent care center. Lighthouse Mortgage Corporation will occupy approximately 2,400 square feet. Lighthouse Mortgage Corporation has executed the lease document and the Company believes that the Hilton Head Hospital lease will be executed shortly and that the tenants will be occupying the space by August 1996. The second project is a major renovation and upgrade of the Company's golf maintenance and warehouse facility. The investment in these two projects during fiscal 1996 is expected to total approximately $1,000,000.

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings

                 The Company is not currently involved in any litigation which it believes will materially and adversely affect its financial condition or results of operations.

Item 2.          Changes in Securities

                 None

Item 3.          Defaults Upon Senior Securities

                 None

Item 4.          Submission of Matters To A Vote of Security Holders

                 a) The Annual Meeting of Shareholders of the Company was held at 3:00 p.m. (EST) on March 2, 1996.

                 b) The following Directors of the Company were elected during the Annual Meeting:

                          Thomas G. Daniels
                          Ralph L. Dupps, Jr.
                          Charles W. Flynn
                          Arthur P. Sundry
                          Frank E. Zimmerman, Jr.

                          The following Directors' terms of office as Directors of the Company continued after the Annual Meeting:

                          Angus Cotton
                          P. R. Easterlin, Jr.
                          James L. Gray
                          Norman P. Harberger
                          Michael E. Lawrence
                          John G. McGarty
                          Thomas C. Morton
                          Joseph F. Vercellotti
                          Francis S. Webster, Jr.

         c) At the Annual Meeting the Shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending October 31, 1996. The ratification passed with 1,250,600 affirmative votes, 750 negative votes and 1,500 abstaining votes.

    Item 5.      Other Information

                 None

    Item 6.      Exhibits and Reports on Form 8-K

                 (a)      Exhibits:

                          27 - Financial Data Schedule (for SEC use only)

                 (b)      Reports on Form 8-K:

                          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEA PINES ASSOCIATES, INC.



Date:  March 14, 1996                   /s/ Charles W. Flynn
       --------------                   --------------------
                                        Charles W. Flynn
                                        Chairman



Date:  March 14, 1996                   /s/ Thomas C. Morton
       --------------                   --------------------
                                        Thomas C. Morton
                                        Treasurer