Form 10-Q/A
period 1996-04-30
SEA PINES ASSOCIATES INC
filed 1996-06-13
CIK 846926

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



For quarter ended         April 30, 1996
                          --------------

Commission file number    0-17517
                          -------


                           Sea Pines Associates, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            South Carolina                           57-0845789
            --------------                           ----------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)



32 Greenwood Drive
Hilton Head Island, South Carolina                                       29928
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


                                                                                                                    Page
PART I - FINANCIAL INFORMATION
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

PART II - OTHER INFORMATION
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

                                        SEA PINES ASSOCIATES, INC.



Date:  June 13, 1996                    /s/ Charles W. Flynn
       --------------                   --------------------
                                        Charles W. Flynn
                                        Chairman



Date:  June 13, 1996                    /s/ Thomas C. Morton
       --------------                   --------------------
                                        Thomas C. Morton
                                        Treasurer