Form 10-Q
period 1996-07-31
SEA PINES ASSOCIATES INC
filed 1996-09-12
CIK 846926

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



For quarter ended                          July 31, 1996
                                           -------------

Commission file number                     0-17517
                                           -------

                           Sea Pines Associates, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            South Carolina                             57-0845789
            --------------                             ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)



32 Greenwood Drive
Hilton Head Island, South Carolina                                                   29928
- ------------------------------------------------------------------------------------------
(Address of principal executive offices)                                         (Zip Code)

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

                                  Yes      X                No
                                           -

The number of shares outstanding of the registrant's common stock as of July 31, 1996 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                                                                     Page
                                                                                                                     ----
PART I - FINANCIAL INFORMATION
- ------------------------------

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of July 31, 1996 and October 31, 1995                                                                      3 - 4

         Condensed Consolidated Statements of Operations for
         the Nine Months Ended July 31, 1996 and 1995                                                                   5

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months ended July 31, 1996 and 1995                                                               6

         Notes to Condensed Consolidated Financial Statements                                                       7 - 8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                             9 - 11

PART II - OTHER INFORMATION
- ---------------------------

Item 1 - Legal Proceedings                                                                                             12

Item 2 - Changes in Securities                                                                                         12

Item 3 - Defaults Upon Senior Securities                                                                               12

Item 4 - Submission of Matters To A Vote of
           Security Holders                                                                                            12

Item 5 - Other Information                                                                                          12-13

Item 6 - Exhibits and Reports on Form 8-K                                                                              13

Signatures                                                                                                             14

                           SEA PINES ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      July 31,    October 31,
                                                                        1996          1995
                     ASSETS                                          (Unaudited)     (Note)
                                                                     -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents:
    Unrestricted                                                       $    85        $   330
    Restricted                                                           2,129          1,638
                                                                       -------        -------
                                                                         2,214          1,968

  Short-term investments                                                   -              475
  Accounts and notes receivable, net of allowance for
    doubtful accounts of $34 and $30 at July 31, 1996
    and October 31, 1995, respectively                                   1,335          1,856
  Inventories (Note 2)                                                     714            749
  Prepaid expenses                                                         392            201
                                                                       -------        -------
      Total current assets                                               4,655          5,249
                                                                       -------        -------

PROPERTY AND EQUIPMENT:
  Operating properties and properties under development, net (Note 3)   23,873         30,593
  TidePointe health care facility under construction                     6,109          3,195
  Properties held for future development                                 7,047          7,166
  Asset held for sale, net of impairment loss                            1,500            -
                                                                       -------        -------
      Total property and equipment                                      38,529         40,954
                                                                       -------        -------

OTHER ASSETS:
  Real estate brokerage intangibles, net of accumulated
    amortization of $1,146 and $1,048 at July 31, 1996
    and October 31, 1995, respectively                                     164            262
  Deferred loan fees, net                                                   56             78
  Deferred income taxes                                                    -            2,662
  Investment in TidePointe Partners                                        761            831
  Note receivable from TidePointe Part                                   1,659          1,538
  Other, net                                                                79            132
                                                                       -------        -------
      Total other assets                                                 2,719          5,503
                                                                       -------        -------

                                                                       $45,903        $51,706
                                                                       =======        =======


Note: The condensed consolidated balance sheet at October 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.
                                      -3-

                          SEA PINES ASSOCIATES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                      July 31,    October 31,
                                                                        1996          1995
                  LIABILITIES AND SHAREHOLDERS' EQUITY               (Unaudited)     (Note)
                                                                     -----------  -----------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $ 3,474        $ 2,301
  Advance deposits                                                       2,034          1,446
  Line of credit with bank                                               1,300          1,300
  Income taxes payable                                                      40             13
  Current portion of deferred revenue                                      358            858
  Current maturities of long-term debt                                     766            713
                                                                       -------        -------
      Total current liabilities                                          7,972          6,631
                                                                       -------        -------

Long-term debt                                                          17,426         17,902
Due to TidePointe Partners                                               6,109          3,195
Deferred revenue on equity club                                            -           13,276
Other deferred revenue                                                      40             61
Other liabilities                                                          -              645
                                                                       -------        -------
      Total liabilities                                                 31,547         41,710
                                                                       -------        -------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Series A cumulative preferred stock, no par value,
    2,000,000 shares authorized; 1,228,350 shares
    issued and outstanding (liquidation preference $9,335,460)           7,219          8,105
  Series B junior cumulative preferred stock, no par
    value, 3,000 shares authorized; none issued
    or outstanding                                                         -              -
  Common stock, 23,000,000 shares authorized;
    1,842,525 shares issued and outstanding                              2,166          2,166
  Retained earnings (deficit)                                            4,971           (275)
                                                                       -------        -------
      Total shareholders' equity                                        14,356          9,996
                                                                       -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $45,903        $51,706
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


See accompanying notes.
                                         -4-

                           SEA PINES ASSOCIATES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)




                                                                          Quarter Ended             Nine Months Ended
                                                                             July 31,                    July 31,
                                                                        1996          1995          1996         1995
                                                                     (Unaudited)  (Unaudited)    (Unaudited)  (Unaudited)
                                                                     -----------  -----------    -----------  -----------
REVENUES                                                               $10,491      $10,225        $26,675      $24,102

COST AND EXPENSES:
  Cost of revenues                                                       7,039        7,495         18,914       18,150
  Sales and marketing expenses                                             434          479          1,489        1,446
  General and administrative expenses                                      974          857          2,888        2,663
  Depreciation and amortization                                            382          488          1,350        1,430
                                                                       -------      -------        -------      -------
      Total costs and expenses                                           8,829        9,319         24,641       23,689
                                                                       -------      -------        -------      -------

Operating income                                                         1,662          906          2,034          413

OTHER INCOME (EXPENSE):
  Interest income                                                           46            8            137           22
  Interest expense                                                        (351)        (322)        (1,090)        (949)
  Gain on Country Club turnover                                          7,747            0          7,747            0
  Loss on Carolina Center asset held for sale                             (810)           0           (810)           0
  Equity loss from TidePointe Partners                                     (18)           0            (70)           0
                                                                       -------      -------        -------      -------
      Total other income (expense)                                       6,614         (314)         5,914         (927)
                                                                       -------      -------        -------      -------

Income (loss) before income taxes                                        8,276          592          7,948         (514)

Income tax benefit (provision)                                          (2,814)        (201)        (2,702)         175
                                                                       -------      -------        -------      -------

Net income (loss)                                                        5,462          391          5,246         (339)

Preferred stock dividend requirement                                      (222)        (222)          (667)        (667)
                                                                       -------      -------        -------      -------
Net income (loss) attributable to common stock                         $ 5,240      $   169        $ 4,579      ($1,006)
                                                                       =======      =======        =======      =======

Per share of common stock
  Net income (loss)                                                    $  2.84      $  0.09        $  2.48       ($0.55)
                                                                       =======      =======        =======      =======



See accompanying notes.
                                      -5-

                          SEA PINES ASSOCIATES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                                        Nine Months Ended
                                                                             July 31,
                                                                        1996          1995
                                                                     (Unaudited)  (Unaudited)
                                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVTIES:
 Net Income (loss)                                                     $5,246         ($339)

 Adjustments to reconcile net Income (loss) to
 net cash provided by operating activities:
    Depreciation and amortization                                       1,350         1,430
    Increase (decrease) in deferred revenue                              (567)          195
    Increase in allowance for doubtful accounts                             4             5
    Loss on Carolina Center asset held for sale                           810             -
    Gain on Country Club turnover                                      (7,747)            -
    Decrease (increase) in deferred income taxes                        2,662          (175)
 Changes in current assets and liabilities:
   Decrease in accounts receivable                                        517           537
    Decrease in inventories                                                35            15
    Increase in prepaid expenses                                         (191)         (179)
    (Increase) decrease in other assets                                    70          (181)
    Increase in accounts payable and accrued expenses                     195           692
    (Decrease) increase in other liabilities                             (645)           31
    Increase in advance deposits                                          588           316
    Increase (decrease) in income taxes payable                            27          (167)
                                                                       ------        ------
Net cash provided by operating activities                               2,354         2,180
                                                                       ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (increase) in short term investments                          475           (50)
   Capital expenditures and property acquisitions                      (1,493)       (3,440)
   TidePointe health care facility under construction                  (2,914)       (1,488)
   Additions to note receivable from TidePointe Partners                    -          (152)
                                                                       ------        ------
Net cash used in investing activities                                  (3,932)       (5,130)
                                                                       ------        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal repayments of debt                                          (523)         (477)
   Additions to long-term debt                                            100         1,300
   Additions to short-term debt                                             -         1,400
   Additions to advance from TidePointe Partners                        2,914         1,488
   Dividends paid                                                        (667)         (667)
   Principal payments under capital lease obligations                       -           (38)
                                                                       ------        ------
Net cash provided by financing activities                               1,824         3,006
                                                                       ------        ------

Net Increase in cash and cash equivalents                                 246            56
Cash and cash equivalents at beginning of period                        1,968         1,847
                                                                       ------        ------

Cash and cash equivalents at end of period                             $2,214        $1,903
                                                                       ======        ======





See accompanying notes.
                                      -6-

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       JULY 31, 1996 AND OCTOBER 31, 1995

NOTE 1 -         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1995.

NOTE 2 -         INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                                   July 31,        October 31,
                                                                     1996               1995
                                                                    -------            -------
Merchandise                                                           $ 635            $ 651
Supplies, parts and accessories                                          35               35
Food and beverages                                                        9               33
Other                                                                    35               30
                                                                      -----            -----

                                                                      $ 714            $ 749
                                                                      =====            =====

NOTE 3 -    OPERATING PROPERTIES AND PROPERTIES UNDER DEVELOPMENT

Operating properties and properties under development consist of the following (amounts in thousands):




                                                                    July 31,                     October 31,
                                                                       1996                            1995
                                                                     ---------------------------------------
 Land and land improvements                                          $19,713                         $22,624

 Buildings                                                             6,316                           9,271

 Machinery and equipment                                               4,985                           6,324

 Construction in progress                                                813                           1,460

 Property held under capital leases                                      251                             251
                                                                     -------                         -------
                                                                      32,078                          39,940

 Less - Accumulated depreciation                                      (8,205)                         (9,347)
                                                                     -------                         -------
                                                                     $23,873                         $30,593
                                                                     -------                         -------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As of July 31, 1996 the Company's operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a 28 court racquet club, a home and villa rental management business, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with eleven offices located in the Hilton Head Island area.

On May 1, 1996, the Company consummated a turnover of the operations and assets of the Sea Pines Country Club to the equity members. Effective with the turnover, the Club has complete and total responsibility for the operation and control of the Club including all physical assets and all "risks and rewards" of ownership. The Club has entered into a one year administrative services contract with the Company to provide certain accounting, human resources, maintenance, landscaping and information services for fixed monthly fees expected to be equal to or in excess of the estimated costs of such services. The Company and the Club have agreed that the Company will have the right to market and sell the remaining unissued 152 equity memberships of the Club.
This transaction will not have a material effect on current year cash flow, however it has had a major impact on 1996 net income as all deferred income, $13,230,000, from the sale of Country Club memberships, net of the book value of assets turned over, $5,483,000, has been recognized, based on the criteria established in Statement of Financial Accounting Standards No. 66, Accounting For Sales Of Real Estate. This has produced a one time increase in net income of approximately $5,113,000 in the third quarter of 1996. In future years this turnover is expected to have a positive impact of approximately $200,000 annually on pre-tax income due to eliminating the cost of operating the Club.

In settlement of a pending legal matter (See Part II - Item 1 Legal Proceedings) the Company has recognized an impairment loss of $810,000 on the pending sale of the Carolina Center, an office complex owned by the Company.

The Company, through its wholly owned subsidiary, Sea Pines/TidePointe, Inc., owns a 17.5% general partnership interest in TidePointe Partners. TidePointe Partners is a General Partnership which is developing and constructing a continuing care retirement community on Hilton Head Island, South Carolina. TidePointe is currently under construction and Phase I is expected to be completed by November 1996. Sea Pines Senior Living Center, Inc., a wholly owned subsidiary of the Company, is currently developing the health care facility located within the TidePointe community. Upon completion and approval by the South Carolina Department of Health and Environmental Control, it is anticipated that TidePointe Partners will exercise an option to purchase this facility.

Liquidity and Capital Resources

Cash and short term investments decreased by $1,440,000 during the third quarter of 1996 and totaled $2,214,000 at July 31, 1996, of which $2,129,000 was restricted. The Company's working capital deficit increased by $313,000 in the third quarter resulting in a working capital deficit of $3,145,000 at July 31, 1996. These decreases in cash and working capital resulted from the reduction of short term investments which were transferred to the equity members of the Sea Pines Country Club effective with the turnover and from the use of cash generated by operations to partially fund capital projects and capital purchases during the quarter.

The Company maintains a $2.5 million seasonal line of credit used to meet cash requirements during the Company's off- season. As of July 31, 1996, the outstanding balance on the line of credit totaled $1.3 million. In addition to the seasonal line of credit, the Company maintains a $12 million revolving credit facility used for capital investments in business lines consistent with the Company's operations. As of July 31, 1996, the outstanding balance on the revolving credit facility totaled $6.1 million.

At its December 1995 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first three installments were paid on January 15, 1996, April 15, 1996 and July 15, 1996. The last quarterly installment will be paid on October 15, 1996 to shareholders of record on the first day of October.

Results of Operations for 1996 as Compared with 1995

The Company reported a consolidated net income for the third quarter ended July 31, 1996 of $5,462,000. This includes the net gain on the Country Club Turnover of $5,113,000 and the net loss on the disposition of the Carolina Center of $534,000. Excluding these items the consolidated net income for the third quarter was $883,000, a 125% increase from the consolidated net income of $391,000 reported for the third quarter of 1995. Consolidated revenues during the third quarter totalled $10,491,000 as compared to $10,225,000 reported for the third quarter of 1995. The 1995 revenue contains $886,000 of Country Club revenue not included in the 1996 revenue due to the Country Club turnover. These increases in consolidated revenues and net income are attributable to increases in real estate brokerage revenues and revenues from golf operations.

Resort revenues increased during the third quarter from $7,142,000 in 1995 to $8,024,000 in 1996, a 12.3% increase. This increase in resort revenue is attributable to increased golf revenues resulting primarily from golf play on the newly renovated Ocean Golf Course. The course had been closed for a major renovation from December 5, 1994 to September 17, 1995.

Real Estate brokerage revenues increased by $269,000 or 12.2% to $2,467,000 during the third quarter ended July 31, 1996 from the same period last year. This increase in real estate revenues is indicative of the strong brokerage sales the Company has experienced in 1996 as compared to the prior year. Based on the level of sales under contract which are scheduled to close during the fourth quarter, management believes that this trend will continue for the fourth quarter of 1996.

Cost of revenues decreased by $456,000 or 6.1% during the third quarter of 1996 as compared to the same period last year. This decrease is due primarily to the elimination of the operating expenses associated with the Sea Pines Country Club. Sales and marketing expenses decreased by $45,000 or 9.4% during the third quarter of 1996 as compared to the third quarter of 1995. This decrease results from the acceleration of certain media placements in the first half of 1996 which occurred in the third quarter of 1995.

General and administrative expenses increased by $117,000 or 13.6% in 1996 as compared to the same period in 1995. The increase results from an increase in legal fee expenses which were partially offset by payroll cost savings as a result of the Company's cost reduction plan it implemented during the first quarter of 1996.

Interest expense on the Company's long-term debt increased by $29,000, or 9.0%, in the third quarter of 1996 as compared with the same period in 1995. This increase was the result of increased debt levels as additional borrowings were required for the Ocean Course renovation project and other capital expenditures.

Business Outlook and Recent Developments

The Company is continuing construction of the health care facility located within the TidePointe continuing care retirement community. The scheduled completion date of the health care facility has been delayed by construction delays of the overall community. The current anticipated completion date is December 1996 at an estimated total cost of approximately $8,000,000. As of July 31, 1996 costs and accrued interest totalled $6,109,000. TidePointe Partners has advanced the Company $6,109,000 for such construction and has committed to advance the Company the remaining funds required to construct, equip and begin operating the health care facility. TidePointe Partners also has an option to purchase the health care facility exercisable only after completion of construction, licensing, commencement of operations and approval of South Carolina Department Of Health And Environmental Control. The Company expects to sell the health care facility to TidePointe Partners, or to actively seek other buyers, after the regulatory approval is obtained.

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings

                 Asset Management Associates, Inc. vs. Sea Pines Company, Inc. and Sea Pines Associates, Inc.

                 The Summons and Complaint in the above matter was filed at the Beaufort County Court of Common Pleas September 19, 1994. The legal dispute relates to Sea Pines Company, Inc.'s exercise of a right of repurchase by Sea Pines Company, Inc. on the Carolina Center (former Sea Pines Welcome Center site) in July 1994 for $1,050,000. The Plaintiff is a third party beneficiary of the contract of sale of which Sea Pines Company, Inc. exercised its right of repurchase.

                 Since the 1994 purchase, the Company has spent approximately $1,000,000 in renovation to the facility in addition to the original purchase price.

                 The Company has agreed to an out of court settlement with the Plaintiff where the Plaintiff will purchase the Carolina Center (and assume all tenant leases) from the Company under the following terms:

                 Purchase Price:    $1,500,000

                 Financing:         Sea Pines Company, Inc. will finance the
                                    purchase for 15 years at 7 1/2% interest.

                 Additional Terms:  Sea Pines Company, Inc. to pay Asset
                                    Management Associates, Inc. $225,000 at
                                    closing.

                 Closing Date:      On or before October 31, 1996.

                 As a result of the settlement of this matter the Company has recognized a loss of $810,000 ($534,000 net of tax) during the third quarter of 1996 on the pending disposition of the Carolina Center.

                 The Company is not currently involved in any other litigation which it believes will materially and adversely affect its financial condition or results of operations.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters To A Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27-Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEA PINES ASSOCIATES, INC.



Date:  September 12, 1996                            Charles W. Flynn
       ------------------                            ----------------
                                                     Charles W. Flynn
                                                     Chairman



Date:  September 12, 1996                            Thomas C. Morton
       ------------------                            ----------------
                                                     Thomas C. Morton
                                                     Treasurer