Form 10-K
period 1996-10-31
SEA PINES ASSOCIATES INC
filed 1997-01-29
CIK 846926

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended October 31,1996        Commission file number: 0-17517


                           SEA PINES ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

       South Carolina                                               57-0845789
       --------------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


32 Greenwood Drive
Hilton Head Island, South Carolina                                   29928
----------------------------------                                   -----
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (803) 785-3333

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                             Common Stock (No Par)
                                (Title of Class)

              Series A Cumulative Preferred Stock ($0.722 Dividend
            Rate/$7.60 Liquidation Preference and Redemption Price)
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes  X     No
                                                         ---       ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____


         There is presently no established public trading market for shares of the registrant's common stock, no par value, and there has been very limited trading in such shares since their original issuance in 1987. Accordingly, trading activity in the voting stock of the registrant does not currently represent a reliable indicator of the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant and the registrant is unable to estimate such value.

The number of shares outstanding of the registrant's common stock as of January 15, 1997 was 1,842,525.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement in connection with its 1996 Annual Meeting of Shareholders on March 1, 1997 is incorporated by reference into Part III.

                                     PART I

         The discussion in this Report includes forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II below, as well as those discussed in this Part I and elsewhere in this Report.

ITEM 1.  BUSINESS.

         (A) GENERAL DEVELOPMENT OF BUSINESS. Sea Pines Associates, Inc. was incorporated under South Carolina law on May 4, 1987. As used in this report on Form 10-K, except where the context otherwise indicates, the "Company" means Sea Pines Associates, Inc. and its subsidiaries. The Company was principally organized to acquire, own and operate certain resort assets located in Sea Pines, a 5,300 acre master planned resort community on Hilton Head Island, South Carolina.

         Subsidiaries of the Company are Sea Pines Company, Inc. ("SPC"), Sea Pines Real Estate Company, Inc. ("SPREC"), Sea Pines/TidePointe, Inc., Sea Pines Senior Living Center, Inc. ("SPSLC"), and Fifth Golf Course Club, Inc., all of which are wholly-owned.

         SPC is a full-service resort which owns and operates three golf courses, tennis and various other recreational facilities, home and villa rental management and food and beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate on Hilton Head Island and its neighboring communities. Sea Pines/TidePointe, Inc. was formed to invest in a general partnership, TidePointe Partners, which is currently developing a continuing care retirement community on Hilton Head Island. Sea Pines Senior Living Center, Inc. was established to construct a health care facility within the TidePointe retirement community.

         During 1989, the Company formed The Sea Pines Country Club, Inc. (The "Club") which, until May 1996, was controlled by the Company. The May 1990 Equity Offering Agreement by which the Club was organized provided for the eventual turnover by the Company of the operations and assets of the Club to the equity members. This transfer was made, effective May 1, 1996, such that the Club obtained control of all of its physical assets and assumed complete and total responsibility for its operation and all the other risks and rewards of ownership. The Company retained the right to sell the remaining unsold memberships. Results of Club operations through the turnover date are included in the Company's consolidated financial statements.

         (B) FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS. See Note 15 to the consolidated financial statements for business segment information.

         (C) NARRATIVE DESCRIPTION OF BUSINESS. The Company's business is divided into three primary segments: resort operations, real estate brokerage, and Country Club operations (prior to Club turnover on May 1, 1996). Additionally, the Company is involved in the development of a health care facility within a retirement community on Hilton Head Island.

                 1. RESORT OPERATIONS. Resort operations consist primarily of the operation of three resort golf courses, a 28 court racquet club, a home and villa rental management company, retail outlets, food service operations, and other recreational facilities. For fiscal year 1996, resort operations accounted for approximately $24,588,000 (70%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $12,631,000 (36%) and home and villa rental management activities responsible for revenues of approximately $9,068,000 (26%). For fiscal year 1995, resort operations accounted for approximately $22,299,000 (68%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $11,414,000 (35%) and home and villa rental management activities responsible for revenues of approximately $8,974,000 (27%). For fiscal year 1994, resort operations accounted for approximately $22,746,000 (66%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $11,658,000 (34%) and home and villa rental management activities responsible for revenues of approximately $8,823,000 (26%).

         During fiscal years 1996, 1995 and 1994, approximately 70% of golf and tennis revenues and 90% of home and villa rentals were derived from vacation and conference use at Sea Pines. As a result, the success of the Company is dependent upon Hilton Head (in general) and Sea Pines (in particular) continuing to be considered as prime destination resort areas, with appropriate lodging and conference facilities. The remaining golf and tennis volume, approximately 30%, was generated from Hilton Head Island residents.

         During fiscal years 1996, 1995 and 1994, residents and vacationers utilizing accommodations at Sea Pines accounted for approximately 85-90% of the use of the Company's golf and tennis facilities, with the remainder attributable to use by persons residing outside Sea Pines. Fees charged to the general public for use of the Company's facilities are typically higher than the fees charged to persons residing within Sea Pines. The Company is also a party to certain use and access agreements terminable at will with several developments and hotels located outside of Sea Pines. These agreements generally provide the management and guests of those particular developments and hotels with access to the Company's facilities at rates slightly lower than those available to the general public. In addition, the Company will occasionally offer special discounts and package rates as part of its ongoing promotional activities. Use of the Company's facilities resulting from such agreements and discounts does not represent a material portion of overall resort usage and has no significant impact on the Company's golf and tennis revenues.

         Vacation use is seasonal with the highest period being from March through November and the lowest period from December through February. In spite of reduced levels of use during non-peak period, the Company continues to experience substantial fixed costs.

         The Company believes that its resort operations are relatively stable. Economic conditions and other factors which adversely affect tourism on Hilton Head in general may have a negative impact on the resort operations of the Company. Because of its location on the Atlantic coast, Hilton Head is susceptible to adverse weather conditions and resulting damage from hurricanes, as well as the potential for damage from a major oil or hazardous waste spill. Although the Island's location away from major oil drilling operations and industrial sites greatly reduces the risk of the latter occurrence, there can be no assurance that such damage will not occur in the future. The Company maintains property and casualty insurance in amounts that it believes to be adequate including coverage for business interruption. Furthermore, access to the Company's facilities is dependent upon adequate means of transportation at a reasonable cost. In the future, fuel shortages, increases in fuel costs and other events which might inhibit or restrict airplane or automobile travel could have a negative impact on the Company's operations, depending on the severity and duration of the interruption.

         The Company is generally subject to various local and regional land use and environmental regulations, ordinances and restrictive covenants. The Company believes that it is currently in compliance with all such applicable regulations and covenants and does not expect that compliance in the future will have any material effect on the operations or the profitability of the Company.

         Resort operations are subject to significant competition from various competing facilities on Hilton Head, as well as other destination resorts in South Carolina, Georgia and Florida. Specifically, the Company believes its golf courses are directly competitive with approximately 15 golf courses located on Hilton Head outside of Sea Pines. However, in as much as golf course play is in large part dictated by the number of guests utilizing accommodations within Sea Pines, the overall success of the Company's operations will continue to be dependent on Sea Pines maintaining its reputation as a premier golf and tennis resort. The Company believes that its rates are competitive compared to other facilities of comparable quality on the Island and expects that its facilities will continue to compete favorably with neighboring and regional resorts due to their location, quality and design, as well as the established reputation of Sea Pines.

         The Company's golf and tennis facilities are hosts to several national tournaments, including the annual MCI Classic and the annual Family Circle Magazine Cup. Although facility usage fees for these tournaments do not constitute a major source of income, the extensive media coverage generated from these tournaments provides the Company with substantial marketing benefits resulting in the enhanced national reputation of Sea Pines and the Company's facilities. Other than this benefit, however, the Company does not believe that tournaments have a significant financial impact on its operations and, accordingly, does not believe its operations are dependent upon one or more of such tournaments or their sponsors.

         The Company's golf and tennis operations consist primarily of the marketing and maintenance of the Company's facilities. The Company receives court fees, greens fees, cart rental fees, and income from merchandise sales. The Company's tennis facility and the three resort golf courses are open to the general public. Maintenance and overhead expenses associated with the Company's golf and tennis operations remain generally stable despite the volume of facility usage. As a result, the Company's current and future profits are dependent for the most part on the revenues generated from the usage of its facilities, which revenues are a function of both the volume of usage and the fee levels the Company is in a position to charge in its market area.

         Resort operations employed approximately 236 people as of October 31, 1996.

                 2. REAL ESTATE BROKERAGE. SPREC is engaged primarily in the brokerage of residential real estate on Hilton Head Island and its neighboring communities. The Company competes with other real estate brokerage firms in the Hilton Head Island area.

         SPREC maintains ten offices; seven located within Sea Pines and three located outside of Sea Pines in the Hilton Head Island area.

         For fiscal year 1996, real estate brokerage operations accounted for approximately $8,504,000 (24%) of the Company's total revenue. For fiscal year 1995, real estate brokerage operations accounted for approximately $7,070,000 (21%) of the Company's total revenue. For fiscal year 1994, real estate brokerage operations accounted for approximately $8,050,000 (23%) of the Company's total revenue.

         While brokerage activities are not tied directly to vacation and conference activities, general downturns with respect to visitors to Hilton Head Island can result in slower residential real estate sales. Furthermore, rising interest rates and other economic conditions which adversely affect real estate sales in general are anticipated to continue to have a significant impact on real estate brokerage revenues in the future.

         SPREC employed 24 people and had 85 sales agents as of October 31, 1996.

         3. COUNTRY CLUB OPERATIONS. The Equity Offering Agreement by which The Sea Pines Country Club was organized in 1990 provided for the eventual turnover by the

Company of the operations and assets of the Club to the equity members. This transfer was made, effective May 1, 1996, such that the Club obtained control of all of its physical assets and assumed complete and total responsibility for its operation and all the other risks and rewards of ownership. The Company retained the right to sell the remaining unsold memberships.

         As a result of the turnover, the Company recognized the deferred income related to past membership sales and removed the Club assets from its balance sheet. Accordingly, a non-cash gain of $7,747,000 is included in the 1996 statement of operations.

         Concurrent with the turnover, the Company entered into a one year administrative services contract with the Club to provide certain administrative and landscape services. The Company earned $72,000 under this contract through October 31, 1996.

         Results of Club operations through the turnover date are included in the Company's consolidated financial statements.

         For the period November 1, 1995 to April 30, 1996 Country Club operations accounted for approximately $1,866,000 (5.3%) of the Company's total revenue. For the fiscal year 1995, Country Club operations accounted for approximately $3,675,000 (11%) of the Company's total revenue. For fiscal year 1994, Country Club operations accounted for approximately $3,607,000 (10%) of the Company's total revenue.

         For the period November 1, 1995 to April 30, 1996 pre-tax loss from Country Club operations was $155,000. For fiscal 1995 and 1994 pre-tax losses from Country Club operations were $229,000 and $195,000, respectively.

         The Company employed 73 people in Club operations as of the turnover date. These individuals became Club employees at that date.

         4. TIDEPOINTE RETIREMENT COMMUNITY. The Company, through its wholly owned subsidiary, Sea Pines/TidePointe, Inc., owns a 17.5% general partnership interest in TidePointe Partners. TidePointe Partners is a general partnership which is developing and constructing a continuing care retirement community on Hilton Head Island, South Carolina. The Company contributed $850,000 of certain pre-development costs in 1994 for its partnership interest. As of October 31, 1996, the Company has also loaned the Partnership $1,694,000, including accrued interest. Phase I construction is substantially complete and 43 units of the total 206 units in Phase I had closed as of October 31, 1996.

         Sea Pines Senior Living Center, Inc., a wholly owned subsidiary of the Company, secured the Certificate of Need required for the construction and operation of the health care facility located within the TidePointe community. This Certificate of Need cannot currently be transferred because of certain South Carolina Department of Health and

Environmental Control (DHEC) regulations. Accordingly, the Company is developing and constructing the health care facility. After completion and DHEC approval, it is anticipated that TidePointe Partners will exercise an option to purchase this facility. As of October 31, 1996, approximately $7,073,000 has been capitalized relating to the construction and development of the health care facility. TidePointe Partners has loaned $7,073,000 to the Company for the construction and it is anticipated that TidePointe Partners will continue to lend to the Company the full amount needed to complete construction and operate the facility. No assurance can be given that TidePointe Partners will exercise the option to purchase the facility or continue to lend the funds to complete development. The Company has entered into a management contract with an entity, of which the Company owns a minority interest, to operate the facility until its transfer.

         The Company expects to receive distributions from the Partnership in the future from the sale of fee simple homes and condominiums, operation of the health care facility, and proceeds from the ultimate sale of the project. However, this is dependent on the project's success and cash flow.

         (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. All of the Company's operations are confined to Beaufort County, South Carolina. See Item 1(a).

ITEM 2.  PROPERTIES.

         (A) GOLF FACILITIES. SPC directly owns three 18-hole resort golf courses known as the Harbour Town Golf Links, the Ocean Course and the Sea Marsh Course, all of which are located within Sea Pines. Each of the Company's golf courses is fully utilized during peak occupancy period on Hilton Head Island, which is March through November.

         The Harbour Town Golf Links property consists of approximately 136 acres, including a driving range. Harbour Town is the site of the MCI Classic, a regular stop on the PGA Tour. Adjacent to the Harbour Town Golf Links is the Heritage Clubhouse which contains a pro shop, restaurant space which is leased to a restaurant operator, and other small meeting and dining facilities.

         The Sea Marsh Golf Course contains approximately 92 acres and the Ocean Course contains approximately 97 acres. There is a driving range located adjacent to, and shared by, the Ocean and Sea Marsh golf courses. The Ocean Course reopened in September of 1995 after undergoing an extensive renovation project costing approximately $2,900,000.

         (B) TENNIS FACILITIES. SPC owns and operates a tennis complex in the Harbour Town area of Sea Pines known as the Sea Pines Racquet Club. There are 28 tennis courts, including a stadium court, and a tennis pro shop. The Family Circle Magazine

Cup is held at the Sea Pines Racquet Club annually.

         (C) EQUESTRIAN FACILITIES. SPC owns a tract of land known as Lawton Stables which contains approximately 21.8 acres. The stables are leased to a stable operator who provides boarding, lessons, and trail rides.

         (D) PLANTATION CLUB. SPC owns a tract of land with improvements thereon known as the Plantation Club site containing approximately 9.4 acres. It includes the golf pro shop associated with the Ocean and Sea Marsh golf courses and a parking lot utilized by patrons on such courses. In addition, the Plantation Club contains conference facilities, a food and beverage facility leased to a restaurant operator, a health and fitness center, a swimming pool, and a bike rental store.

         The Company is considering construction of improved conference facilities and possibly an inn on the Plantation Club site but has no immediate plans regarding the timing and scope of such development.

         (E) OTHER RECREATIONAL FACILITIES. In the vicinity of the Harbour Town Golf Links, SPC owns and operates recreational areas containing a playground, a swimming pool, and a snack bar leased to a restaurant operator.

         SPC also owns and operates a Beach Club in the vicinity of the Plantation Club, containing a retail shop, parking area, an outdoor food and beverage facility leased to a restaurant operator and a real estate office.

         In the South Beach area of Sea Pines, SPC owns and operates a 3.9 acre recreational area containing a swimming pool and parking area.

         (F) UNDEVELOPED TRACTS/DEVELOPMENT RIGHTS. SPC owns a number of undeveloped tracts of land within Sea Pines briefly described as follows:

                 1.       Sea Pines Academy Tract - approximately 3 acres;

                 2.       Sea Pines Center Residual - approximately 1.4 acres;

                 3. Harbour Town Main Parking Tract - approximately 3.21 acres;

                 4.       Artists Area Tract - approximately 1.5 acres;

                 5.       Cordillo Parkway Tract - 6 acres; and

                 6.       Fifth Golf Course Tract - approximately 8 acres.

Development plans for these tracts are undetermined at the present time.

         In addition to the foregoing tracts, SPC owns the right to construct approximately 66 multi-family dwelling units within Sea Pines along with the right to construct 100 hotel rooms at the Plantation Club site and 60 hotel rooms in the Harbour Town area.

         (G) FOREST PRESERVE/FIFTH GOLF COURSE CLUB, INC. SPC owns a 495 acre tract of land known as the Sea Pines Forest Preserve. Various recreational activities are permitted to be conducted on 181 of these acres and the Fifth Golf Course Club, Inc. is investigating various possibilities. Among such possibilities is the development of a golf course. However, construction of such a golf course would require the approval of 75% of Sea Pines property owners voting on such issue. The balance of the Forest Preserve is generally limited to use as a wildlife preserve, although certain sanitation uses are permitted. In August, 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 1996 approximately 90 of the 404 acres had been donated and title transferred. The remaining 314 acres is leased to the same not-for-profit organization.

         (H) WELCOME CENTER. SPC owns a 6 acre tract of land which is the site of the Sea Pines Welcome Center. This is a 23,000 square foot facility which contains the Company's Executive and Administrative offices, the lodging front office facilities, and the main office facility for Sea Pines Real Estate Company.

         (I) LIBERTY OAK CAFE. SPC owns a 1.6 acre tract of land and improvements known as the Liberty Oak Cafe. This is an outdoor food and beverage facility which is leased to a third party operator.

         (J) HEALTH CARE FACILITY. The Company is currently constructing a health care facility within the TidePointe community. This facility is expected to be completed and fully operational in February 1997 at a total approximate cost of $8,000,000. The facility will include a 44 bed skilled nursing unit and a 35 unit assisted living center. See Item 1 (c)(4) above.

         (K)     LEASES.    SPC currently leases approximately 31,000 square
feet of space used for the golf maintenance facilities, and Sea Pines Real Estate Company, Inc. leases approximately 10,000 square feet of office space in 6 locations throughout the Island. SPSLC has a long term lease on approximately 1 acre of land located within the TidePointe continuing care retirement community. This is the site of the Health Care facility.

         (L) OTHER REAL ESTATE. SPC owns a small office building in the Harbour Town area known as the Saddlebag Building, the majority of which is currently leased to The Family Circle Magazine Cup, and three small commercial buildings in Harbour Town, two of which currently serve as additional sales offices for Sea Pines Real Estate Company.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a defendant in a lawsuit filed in November 1995 in Beaufort Country, South Carolina by Grey Point Associates, Inc. and its principals relating to a contractual relationship. The suit alleges breach of contract and seeks unspecified damages. The Company has answered the suit and filed a counter-claim for unspecified damages. Discovery has not yet commenced. The Company intends to defend its position vigorously and pursue its counter-claim against the plaintiff however neither the Company or its legal counsel can form an opinion as to the outcome of this matter at this time.

         The Company is not currently involved in any other litigation which it believes will have a material and adverse affect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         (A) MARKET INFORMATION. The Company's capital stock was originally issued in 1987 in units consisting of 750 shares of voting common stock and 500 shares of Series A preferred stock. Virtually all transactions of the Company's common stock and preferred stock have been in units as originally issued. Beginning in September of 1993, transactions in units of the Company's capital stock trade on a bid and ask basis through the over-the-counter market at Robinson-Humphrey Company in Atlanta, Georgia. Prior to September 1993, there was no established public trading market for the Company's common or preferred stock. Quotes for the units of stock were available only through Prudential Securities, Inc. and there was no available composite index of trading and pricing of the units.

         Set forth below are the high and low closing sales price for units of the Company's stock for each quarter since trading began:

         Fiscal Year Ended
         October 31, 1996                    High                     Low
         -----------------                   ----                     ---
         Fourth Quarter                   $5,400.00               $5,400.00

         Third Quarter                    $5,400.00               $5,400.00

         Second Quarter                   $5,400.00               $5,400.00

         First Quarter                    $5,400.00               $5,400.00

         Fiscal Year Ended
         October 31, 1995                    High                     Low
         -----------------                   ----                     ---
         Fourth Quarter                   $5,400.00               $5,400.00

         Third Quarter                    $5,400.00               $5,400.00

         Second Quarter                   $5,400.00               $5,400.00

         First Quarter                    $5,400.00               $5,400.00

                 None of the Company's Common Shares are subject to outstanding options or warrants to purchase, or securities convertible into common equity of the Company. The Company's Common Shares are not restricted securities and other than those

Shares held by officers, directors and affiliates of the Company, the Common Shares are not subject to the volume and other limitations pursuant to Rule 144 under the Securities Act. The Company is under no obligation to register its Common Shares under the Securities Act of 1933 for sale by holders of such shares and the Company has no present intention to publicly offer any of its Common Shares.

         (B) HOLDERS. As of October 31, 1996 there were approximately 670 holders of record of shares of Common Stock. Most of the holders hold units consisting of shares of both Common Stock and shares of Preferred Stock (generally in units of 750 shares of Common Stock and 500 shares of Preferred Stock).

         (C) DIVIDENDS. The Articles of Incorporation of the Company provide for dividends on the preferred stock of $.722 per share per annum. The Company has paid all accrued dividends on the preferred stock through the fiscal year ended October 31, 1996.

         At its December 1996 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $.722 per share. This dividend is payable in equal quarterly installments of approximately $.181 per share on January 15, 1997, April 15, 1997, July 15, 1997, and October 15, 1997 to shareholders of record on January 2, 1997, April 1, 1997, July 1, 1997 and October 1, 1997 respectively.

         Historically, the Company has not paid dividends on its common stock and has no present intention of paying such dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data is included on Exhibit 99 which is attached and filed as part of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company's operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a 28 court racquet club, a home and villa rental management business, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with ten offices serving Hilton Head Island and its neighboring communities.

         On May 1, 1996 the Company turned over the operations and assets of The Sea Pines Country Club to the equity members as contemplated by the May 1990 Equity Offering Agreement. Effective with this transfer, the Club obtained control of all of its physical assets and assumed complete and total responsibility for its operation and all the other risks and rewards of ownership. As a result of recognizing the deferred income related to past membership sales and removing the Club assets from the Company's financial statements, the turnover generated in 1996, a non-cash gain of $7,747,000 (approximately $4,786,000 after income tax effect) which is included as other income in the Company's 1996 statement of operations. Results of Club operations through the turnover date are included in the Company's consolidated financial statements.

         In the third quarter of fiscal year 1996, the Company reached an agreement with the plaintiff in a previously-filed lawsuit relating to the Company's purchase of property known as the Carolina Center. The Company agreed to sell the property, including improvements, to the plaintiff for $1.5 million and to pay the plaintiff $225,000. Furthermore, the Company agreed to finance the sale with a 15 year note bearing interest at 7.5% per annum. As a result of the agreement, the Company recorded a pre-tax impairment loss of $810,000 (approximately $500,000 after income tax effect). On October 31, 1996, the Company consummated the sale of the property as agreed. No additional gain or loss was required to be recorded.

         The Company, through its wholly owned subsidiary, Sea Pines/TidePointe, Inc., owns a 17.5% general partnership interest in TidePointe Partners. TidePointe Partners is a general partnership which is developing and constructing a continuing care retirement community on Hilton Head Island, South Carolina. Phase I construction including the clubhouse, spa and villa buildings 1 and 2 is substantially complete and sales contracts on 43 units of the total 206 units in Phase I had closed as of October 31, 1996.

         Sea Pines Senior Living Center, Inc., a wholly owned subsidiary of the Company, is currently constructing the health care facility located within the TidePointe community. Upon completion and DHEC approval scheduled for February 1997, it is anticipated that TidePointe Partners will exercise its option to purchase this facility.

Liquidity and Capital Resources

         The Company continued its aggressive capital investment and capital improvement program during fiscal 1996, investing approximately $2,407,000 in resort capital expenditures. Capital investments in 1996 included renovation of the Company's golf maintenance facilities and the renovation of the Carolina Center prior to the sale of the property. During the nine year period from November 1, 1987 through October 31, 1996, the Company has invested over $30 million in capital purchases, property acquisitions and property improvements thereby significantly enhancing the resort assets originally acquired in 1987.

         In addition, the Company invested $3,878,000 in fiscal 1996 in the construction and development of the TidePointe health care facility. TidePointe Partners has loaned the

Company the necessary funds for these development costs and has committed to continue to lend to the Company the full amount needed to complete construction. TidePointe Partners has an option to acquire the facility upon completion for the amount loaned to the Company for construction costs.

         The Company has a $12 million revolving credit facility with its principal corporate lender to fund capital investments in business lines consistent with current operations. As of October 31, 1996, the Company had drawn $7,600,000 on this credit facility. The Company must obtain the lender's approval on a project-by-project basis before using any of the remaining availability of this revolving credit facility. The Company believes that it will obtain such approval in order to meet its short-term cash requirements.

         Long term debt, including the revolving credit facility and advances from TidePointe Partners, totaled $26,575,000 at October 31, 1996, a $4,765,000 increase over 1995.

         In addition to the revolving credit facility, the Company maintains a $2.5 million seasonal line of credit with its principal corporate lender. This line is used to meet cash requirements during the Company's off-season winter months. As of October 31, 1996, the outstanding balance on the seasonal line of credit was $775,000.

         As of October 31, 1996 the Company was not in compliance with certain covenants under its loan agreement with its principal corporate lender. The lender has waived the noncompliance.

         Cash and short term investments decreased by $1,015,000 during fiscal 1996 and totalled approximately $1,428,000 at October 31, 1996, of which $1,196,000 is restricted. This decrease results both from the turnover of certain short term investments to the Club and from a reduction in restricted escrow deposits from advance lodging reservations and real estate sales. Working capital decreased during the current year by $122,000 resulting in a working capital deficit of $1,504,000 at October 31, 1996.

         The Company expects that available cash, cash provided by operations, and existing short term and long term lines of credit will be sufficient to meet its cash requirements through October 31, 1997.

Results of Operations for 1996 as Compared with 1995

         The Company reported total consolidated revenues of $34,958,000 for the fiscal year ended October 31, 1996, a 5.8% increase over the prior year. Consolidated net income during the fiscal year was $5,399,000, including the net after tax gain on the Country Club turnover of $4,786,000 and the net after tax impairment loss on the Carolina Center sale of $500,000. Excluding these items, consolidated net income for the year was $1,113,000, an increase of $1,405,000 from the consolidated net loss of $292,000 reported for the fiscal year ended October 31, 1995. The increases in consolidated revenues and net income are attributable to several operating factors, the most significant being increases in real estate brokerage revenues and golf operations revenues due to the reopening of the Ocean Golf Course, which was closed for renovation during fiscal 1995.

         Interest expense on long term debt increased by $154,000 in 1996, or 11.9%, as compared with 1995. This increase was the result of additional borrowing in 1996 relating to capital investments during the year.

Results of Operations for 1995 as Compared with 1994

         The Company reported total consolidated revenues of $33,044,000 and a consolidated net loss of $292,000 for the fiscal year ended October 31, 1995. Total consolidated revenue decreased by $1,359,000, or 4%, reflecting the decline in real estate brokerage commissions of $980,000, or 12%, in 1995 as compared with 1994 and the anticipated loss in golf revenues due to the temporary closure of the Ocean Course for renovation. The Company believes that the declining commissions were attributable primarily to a market-wide decline in the local real estate market, and not to a loss of market share position. The decreases in revenue and net income were partially offset by an increase in operating income from lodging operations of $309,000, or 33%, in 1995 as compared with 1994.

         Interest expense on long term debt increased by $396,000 in 1995, or 44%, as compared with 1994. This increase was the result of higher interest rates during 1995 and additional borrowing needed for the Ocean Course renovation project and other capital expenditures during the year.

Business Outlook and Recent Developments

         In February 1997 the Company expects to complete construction of the health care facility located within the TidePointe continuing care retirement community. The completed cost is estimated to total approximately $8,000,000. As of October 31, 1996, costs totalled $7,073,000. TidePointe Partners has loaned the Company $7,073,000 for such construction and has committed to loan the Company the remaining funds required to construct, equip and begin operating the facility. TidePointe Partners also has an option to purchase the facility for a price equal to the then outstanding principal balance plus accrued interest on the advances. This option is exercisable only after completion of construction, licensing, commencement of operations and approval of the South Carolina Department of Health and Environmental Control. The Company anticipates that this option will be exercised by TidePointe Partners and a transfer will occur in 1997, although no assurance can be given that the option will be exercised. The Company has entered into a management contract with an entity, of which the Company owns a minority interest, to operate the facility until its transfer.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The audited Consolidated Financial Statements of the Company are attached hereto beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

ITEM 11.         EXECUTIVE COMPENSATION.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by Part III (Items 10, 11 and 12) has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended October 31, 1996 a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10, under the caption "Election of Directors," (ii) with respect to Item 11, under the caption "Executive Compensation" and (iii) with respect to Item 12, under the caption "Principal Shareholders".

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                 None.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

(a)(1)-(2)       Financial Statements and Schedule:

         The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements at page F-1 herein are filed as part of this report.

         All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)     Exhibits:

         The exhibits listed on the accompanying Exhibit Index are filed as part of this report.

(b)      Reports on Form 8-K:

         None.

                           Sea Pines Associates, Inc.

                       Consolidated Financial Statements

                                October 31, 1996




                                    CONTENTS


             Report of Independent Auditors..............................  F-2

             Consolidated Financial Statements

             Consolidated Balance Sheets.................................  F-3
             Consolidated Statements of Operations.......................  F-5
             Consolidated Statements of Shareholders' Equity.............  F-6
             Consolidated Statements of Cash Flows.......................  F-7
             Notes to Consolidated Financial Statements..................  F-9
             Report of Independent Auditors.............................. F-29

                         Report of Independent Auditors

Board of Directors and Shareholders of
 Sea Pines Associates, Inc.

We have audited the accompanying consolidated balance sheets of Sea Pines Associates, Inc. (the "Company") as of October 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sea Pines Associates, Inc. at October 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.


                                                /s/ Ernst & Young LLP


Atlanta, Georgia
January 10, 1997

                           Sea Pines Associates, Inc.

                          Consolidated Balance Sheets



                                                                     OCTOBER 31
                                                                1996           1995
                                                             -------------------------
                                                             (In Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents, including cash held in
   escrow of $1,196 and $1,638 at
   October 31, 1996 and 1995, respectively                     $ 1,428        $ 1,968
  Short-term investments                                             -            475
  Accounts receivable, less allowance for doubtful
   accounts of $27 and $30 at October 31, 1996 and
   1995, respectively                                            1,029          1,856
  Current portion of notes receivable                              344              -
  Inventories                                                      733            749
Prepaid expenses                                                   293            201
                                                               ----------------------
Total current assets                                             3,827          5,249




Notes receivable -- other                                        1,617              -
Note receivable and accrued interest from
  TidePointe Partners                                            1,694          1,538
Investment in TidePointe Partners                                  809            831
Deferred loan fees, net                                             49             78
Deferred income taxes                                                -          2,662
Other assets, net                                                   91            132
Intangibles, net of accumulated amortization of
  $1,179 and $1,048 at October 31, 1996 and
  1995, respectively                                               131            262
Real estate assets
  Construction in progress                                       8,113          4,665
  Operating properties, net                                     22,879         29,123
  Properties held for future development                         7,047          7,166
                                                               ----------------------
                                                                38,039         40,954
                                                               ----------------------
Total assets                                                   $46,257        $51,706
                                                               ======================

                                                              OCTOBER 31
                                                           1996         1995
                                                      --------------------------
                                                       (In Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                    $ 2,037       $ 2,301
 Advance deposits                                           1,223         1,446
 Line of credit with bank                                     775         1,300
 Income taxes payable                                         142            13
 Current portion of deferred revenue                          371           858
 Current maturities of long-term debt                         783           713
                                                          ---------------------
Total current liabilities                                   5,331         6,631

Long-term debt                                             18,719        17,902
Due to TidePointe Partners                                  7,073         3,195
Deferred revenue on equity club                                          13,276
Other deferred revenue                                        214            61
Deferred income taxes                                         412
Other liabilities                                                           645
                                                          ---------------------
Total liabilities                                          31,749        41,710

Commitments and contingencies

Shareholders' equity:
 Series A cumulative preferred stock, no par
  value, 2,000,000 shares authorized; 1,228,350
  shares issued and outstanding (liquidation
  preference $9,335,460)                                    7,218         8,105
 Series B junior cumulative preferred stock, no
  par value, 3,000 shares authorized, none issued
  or outstanding                                                -             -
 Common stock, 23,000,000 shares authorized
  respectively; no par value, 1,842,525 shares
  issued and outstanding                                    2,166         2,166
 Retained earnings (accumulated deficit)                    5,124          (275)
                                                          ---------------------
Total shareholders' equity                                 14,508         9,996
                                                          ---------------------
Total liabilities and shareholders' equity                $46,257       $51,706
                                                          =====================


See accompanying notes.

                           Sea Pines Associates, Inc.

                     Consolidated Statements of Operations



                                                                      YEAR ENDED OCTOBER 31
                                                          1996                 1995               1994
                                                   --------------------------------------------------------
                                                      (In Thousands of Dollars, Except Per Share Amounts)
Revenues                                                 $34,958              $33,044            $34,403

Cost and expenses:
 Cost of revenues                                         24,758               24,772             25,154
 Sales and marketing expenses                              1,219                1,368              1,180
 General and administrative expenses                       4,166                4,194              4,109
 Depreciation and amortization                             1,716                1,891              1,853
 Impairment loss on Carolina Center                          810                    -                  -
                                                         -----------------------------------------------
                                                          32,669               32,225             32,296
                                                         -----------------------------------------------

Operating income                                           2,289                  819              2,107

Other income (expense):
 Equity in loss of TidePointe Partners                       (22)                   -                (38)
 Gain on equity club turnover                              7,747                    -                  -
 Interest income                                             176                   61                 25
 Interest expense, net of amounts capitalized             (1,451)              (1,297)              (901)
                                                         -----------------------------------------------
                                                           6,450               (1,236)              (914)
                                                         -----------------------------------------------
Income (loss) before income taxes                          8,739                 (417)             1,193

Provision (benefit) for income taxes                       3,340                 (125)               289
                                                         -----------------------------------------------
Net income (loss)                                          5,399                 (292)               904

Preferred stock dividend requirements                        887                  887                887
                                                         -----------------------------------------------

Net income (loss) attributable to common stock           $ 4,512              $(1,179)           $    17
                                                         ===============================================

Per share of common stock
 Net income (loss)                                       $  2.45              $ (0.64)           $  0.01
                                                         ===============================================

See accompanying notes.

                           Sea Pines Associates, Inc.

                Consolidated Statements of Shareholders' Equity



                                        SERIES A
                                    PREFERRED STOCK     COMMON STOCK    RETAINED EARNINGS
                                   ----------------------------------      (ACCUMULATED
                                    SHARES    AMOUNT   SHARES  AMOUNT        DEFICIT)     TOTAL
                                   ------------------------------------------------------------
                                                  (In Thousands of Dollars)
Balance at October 31, 1993        1,228       $8,478   1,843  $2,166         $  514    $11,158
 Net income                            -            -       -       -            904        904
 Declaration of preferred
  stock dividend of $0.722
  per share                            -         (373)      -       -           (514)      (887)
                                   ------------------------------------------------------------
Balance at October 31, 1994        1,228        8,105   1,843   2,166            904     11,175
 Net loss                              -            -       -       -           (292)      (292)
 Declaration of preferred
  stock dividend of $0.722
  per share                            -            -       -       -           (887)      (887)
                                   ------------------------------------------------------------
Balance at October 31, 1995        1,228        8,105   1,843   2,166           (275)     9,996
 Net income                            -            -       -       -          5,399      5,399
 Declaration of preferred
  stock dividend of $0.722
  per share                            -         (887)      -       -              -       (887)
                                   ------------------------------------------------------------
Balance at October 31, 1996        1,228       $7,218   1,843  $2,166         $5,124    $14,508
                                   ============================================================



See accompanying notes.

                           Sea Pines Associates, Inc.

                     Consolidated Statements of Cash Flows


                                                          YEAR ENDED OCTOBER 31
                                                        1996       1995       1994
                                                      -----------------------------
                                                        (In Thousands of Dollars)
OPERATING ACTIVITIES
Net income (loss)                                     $ 5,399     $ (292)    $  904
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                         1,745      1,920      1,883
  Gain on equity club turnover                         (7,747)         -          -
  Gain on sale of assets                                    -          -         (2)
  Increase (decrease) in allowance for doubtful
   accounts                                                (3)         9        (65)
  Deferred income taxes                                 3,074       (138)      (394)
  Loss on real estate assets                              585        123          -
  Equity in loss of TidePointe Partners                    22          -         38
  Changes in current assets and liabilities:
   Decrease  in accounts and notes receivable             369        112        325
   (Increase) decrease in inventories                      16        (40)        77
   Decrease (increase) in prepaid expenses                (92)        21        264
   Decrease (increase) in other assets                     41        (36)         -
   (Decrease) increase in accounts payable and
    accrued expenses                                     (264)      (164)       268
   Increase (decrease) in deferred revenue                107        (47)       (46)
   Increase (decrease) in advance deposits               (223)       161        (89)
   Increase (decrease) in income taxes payable            129       (154)       (77)
   Increase (decrease) in current portion of
    deferred revenue                                     (487)        71       (599)
   Decrease (increase) in other liabilities              (645)       191         85
                                                      -----------------------------
Net cash provided by operating activities               2,026      1,737      2,572

INVESTING ACTIVITIES
Decrease (increase) in short-term investments             475        (40)       (89)
Proceeds from sale of equity memberships                    -        259        598
Proceeds from sale of assets                               47          -         17
Capital expenditures and property acquisitions         (2,407)    (3,922)    (2,084)
Increase in note receivable and accrued
 interest from TidePointe Partners                       (156)    (1,538)         -
Increase in investment in TidePointe Partners               -          -        (70)
                                                      -----------------------------
Net cash used in investing activities                  (2,041)    (5,241)    (1,628)

                           Sea Pines Associates, Inc.

                                                          YEAR ENDED OCTOBER 31
                                                        1996       1995       1994
                                                      -----------------------------
                                                        (In Thousands of Dollars)
FINANCING ACTIVITIES
Additions (reductions) to line of credit with bank       (525)       700        600
Additions to long-term debt                             1,600      4,500        250
Principal repayments of debt                             (713)      (650)      (597)
Principal payments under capital lease obligations          -        (38)      (150)
Dividends paid                                           (887)      (887)      (887)
                                                      -----------------------------
Net cash provided by (used in) financing activities      (525)     3,625       (784)
                                                      -----------------------------
Net increase (decrease) in cash and cash
 equivalents                                             (540)       121        160
Cash and cash equivalents at beginning of year          1,968      1,847      1,687
Cash and cash equivalents at end of year              $ 1,428     $1,968     $1,847
                                                      =============================

See accompanying notes.

                           Sea Pines Associates, Inc.

                   Notes to Consolidated Financial Statements

                        October 31, 1996, 1995 and 1994


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sea Pines Associates, Inc. ("SPA" or the "Company") was incorporated in South Carolina on May 4, 1987. The Company was principally organized to acquire, own and operate certain resort assets in Sea Pines Plantation on Hilton Head Island, South Carolina.

The wholly-owned subsidiaries of the Company are Sea Pines Company, Inc. ("SPCI"), Sea Pines Real Estate Company ("SPREC"), Sea Pines/TidePointe, Inc., Sea Pines Senior Living Center, Inc. ("SPSLC") and Fifth Golf Course Club, Inc. During 1989, the Company formed a corporation, The Sea Pines Country Club,
Inc. (the "Club") which the Company controlled prior to its turnover to the equity members on May 1, 1996 (see Note 10 for further discussion).

SPCI is a full-service resort which provides guests with the use of three golf courses, tennis, various other recreational facilities, villa management and food-and-beverage services. The Club is a private membership country club that operates food-and-beverage services, a golf course and other recreational facilities. SPREC provides real estate brokerage services for buyers and sellers of real estate in the Hilton Head Island, South Carolina area (see Note 15 for business segment information). Sea Pines/TidePointe, Inc. was formed to invest in a general partnership, TidePointe Partners, which is developing a continuing care retirement community (see Note 8). Sea Pines Senior Living Center, Inc. was established to construct a health care facility within the TidePointe community (see Note 8). Fifth Golf Course Club, Inc. owns certain acreage which could be used to develop another golf course.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company accounts for its general partner interest in the TidePointe Partners partnership (see Note 8) using the equity method of accounting pursuant to AICPA Statement of Position 78-9. Under the equity method, the Company's investment equals its capital contributions, plus its share of net income or loss of the partnership, less any capital distributions received.

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all short-term investments with maturities of 90 days or less at the time of purchase to be cash equivalents.

REVENUE RECOGNITION

Revenues and expenses from resort services and commercial and country club operations are recognized as goods are sold and services are provided. Real estate brokerage revenues are recognized upon closing of the sale.

Proceeds from the sale of Country Club memberships and a portion of the proceeds from resales were deferred until May 1, 1996 when the Club was turned over to its equity members (see Note 10). Subsequent to May 1, 1996 sales of the new memberships and commissions on sales of reissued memberships are recognized as income pursuant to the terms of an agreement with the Club, which rotates sales of new and reissued memberships according to a pre-set schedule. Such sales are subject to certain restrictions related to sales of new memberships and resales of memberships, as defined.

Revenues from long-term service contracts are recognized during the periods in which the services are provided.

COST OF REVENUES

Cost of revenues includes payments to home and villa owners, real estate sales commissions, cost of inventories sold, credit-card commissions and costs incurred to operate and maintain operating properties.

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATION OF CREDIT RISK

The Company maintains substantially all of its cash with one financial institution. Account balances greater than $100,000 are not federally insured and are subject to an accounting loss if the financial institution fails. Management believes such risk is minimal based on the current financial condition of the financial institution.

CASH HELD IN ESCROW

Cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners.

SHORT-TERM INVESTMENTS

At October 31, 1995 short-term investments consist of U.S. Treasury Bills with maturities greater than 90 days at the time of purchase and are restricted in accordance with the Equity Offering Agreement (see Note 10). Such investments are stated at amortized cost, and management has the intent and the ability to hold such securities to maturity.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market.

REAL ESTATE ASSETS

Real estate assets are recorded at cost less any impairment losses. The costs of additions and improvements which substantially extend the useful lives of assets are capitalized. Capitalized costs include costs of construction, property taxes, interest and miscellaneous expenses incurred during the construction period. Capitalized construction period interest totalled approximately $630,000, $238,000, and $32,000, in 1996, 1995, and 1994,
respectively (see Note 8). Repairs and maintenance costs are expensed as incurred.

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE ASSETS (CONTINUED)

The Company provides depreciation for financial reporting purposes when the asset is placed in operation using straight-line and certain accelerated methods over the estimated useful lives of the assets, which range from five to 39 years.

OTHER ASSETS

Intangible assets are amortized using the straight line method over ten years. Deferred loan fees are amortized over 3-5 years, the lives of the corresponding debt.

IMPAIRMENT OF LONG-LIVED ASSETS

An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performances and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected future cash flows, the Company measures the amount of the impairment by comparing the amount of the asset to its fair value.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires recognition of deferred tax liabilities and assets based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory tax rates. SFAS 109 also requires a valuation allowance be established against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER SHARE

Income (loss) per share of common stock is calculated by dividing net income or loss after preferred stock dividend requirements by the weighted average outstanding shares of common stock.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the current year presentation.


2. STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flows information follows (in thousands of dollars):


                                             YEAR ENDED OCTOBER 31
                                             1996     1995     1994
                                            -----------------------
         Cash paid during the year for:
           Interest                         $1,577   $1,386    $892
           Income taxes                         98      207     760

Prior to the Country Club turnover, the Company billed quarterly dues related to the Country Club in advance and deferred the related revenues to the periods in which the dues were earned. Accordingly, the Company had $789,000 in receivables and other deferred revenue at October 31, 1995.

                           Sea Pines Associates, Inc.

3. INVENTORIES

Inventories consist of the following (in thousands of dollars):


                                                   OCTOBER 31
                                                 1996      1995
                                                 --------------
         Merchandise                             $654      $651
         Supplies, parts and accessories           35        35
         Food and beverages                        11        33
         Other                                     33        30
                                                 --------------
                                                 $733      $749
                                                 ==============

4. REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):


                                                     OCTOBER 31
                                                   1996      1995
                                                 -----------------
         Land and improvements                   $19,712   $22,624
         Buildings                                 6,432     9,271
         Machinery and equipment                   5,034     6,324
         Property held under capital leases          251       251
                                                 -----------------
                                                  31,429    38,470
         Less accumulated depreciation            (8,550)   (9,347)
                                                 -----------------
                                                 $22,879   $29,123
                                                 =================

Construction in progress consists of the following (in thousands of dollars):


                                                    OCTOBER 31
                                                  1996      1995
                                                 ----------------
         Healthcare facility                     $7,073    $3,195
         Other                                    1,040     1,470
                                                 ----------------
                                                 $8,113    $4,665
                                                 ================

                           Sea Pines Associates, Inc.

4. REAL ESTATE ASSETS (CONTINUED)

Properties held for future development of $7,047,000 and $7,166,000 at October 31, 1996 and 1995, respectively, consist primarily of land and certain future development rights.

5. LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of notes payable to one bank secured by first mortgages on substantially all assets of SPCI (net book value of approximately $39,184,000 at October 31, 1996) as follows (in thousands of dollars):


                                                                 OCTOBER 31
                                                                1996     1995
                                                              -----------------
Note payable to bank, bearing interest at various London
 Interbank Offered Rates (LIBOR) plus 1.5% (averaging 7% at
 October 31, 1996), with monthly principal payments ranging
 from $63 to $69, plus interest, through May 1998 with a
 balloon payment for the balance in June 1998,
 collateralized by substantially all assets of SPCI.          $11,902   $12,615

Note payable to bank, bearing interest at LIBOR plus 1.5%
 (7% at October 31, 1996), interest payable on a monthly
 basis and adjustable as defined, all principal is due
 October 14, 1998, collateralized by substantially all
 assets of SPCI; $12,000 maximum borrowing; as of October
 31, 1996, $4,400 is available if pre-approved by the bank
 for capital projects.                                          7,600     6,000
                                                              -----------------
                                                               19,502    18,615
Less current portion of long-term debt                           (783)     (713)
                                                              -----------------
Total long-term debt                                          $18,719   $17,902
                                                              =================

                           Sea Pines Associates, Inc.

5. LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS (CONTINUED)

Scheduled maturities of long-term debt as of October 31, 1996, are as follows (in thousands of dollars):


         Year ending October 31
          1997                                 $   783
          1998                                  18,719
                                               -------
                                               $19,502
                                               =======

The loan agreements contain provisions and covenants which impose certain restrictions on the use of the Company's assets. The more significant of these restrictions include limitations as to new indebtedness and leases, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

In addition, the Company maintains a $2,500,000 seasonal line of credit with the same bank. As of October 31, 1996 and 1995, $775,000 and $1,300,000 were outstanding under this line of credit, respectively. Interest is payable monthly at LIBOR plus 1.5% (7.0% and 7.45% at October 31, 1996 and 1995) and the line of credit expires October 15, 1998. Borrowings under the line are also secured by substantially all of the assets of SPCI.

On February 2, 1996 the Company entered into an interest rate collar agreement which effectively set minimum and maximum interest rates on a $10 million notional principal amount ranging from a floor of 5.99% to a maximum or cap of 7.75% for a sixteen month period ending June 10, 1998.

                           Sea Pines Associates, Inc.

6. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands of dollars):


                                    YEAR ENDED OCTOBER 31
                                    1996    1995     1994
                                   -----------------------
Current taxes:
 Federal                           $  167   $   -    $ 592
 State                                 99      13       91
                                   -----------------------
                                      266      13      683

Deferred income taxes (benefit):
 Federal                            2,658    (124)    (341)
 State                                416     (14)     (53)
                                   -----------------------
                                    3,074    (138)    (394)
                                   -----------------------
                                   $3,340   $(125)   $ 289
                                   =======================

The reconciliation between actual income tax expense (benefit) and the amount calculated by applying the federal statutory rates to income (loss) before income taxes follows (in thousands of dollars):


                                                         YEAR ENDED OCTOBER 31
                                                         1996    1995     1994
                                                        -----------------------
Tax at statutory federal income tax rates               $2,971   $(142)   $ 406
State income taxes, net of federal income
 tax benefit                                               361       -       25
Tax benefit of charitable contribution                       -       -     (166)
Other                                                        8      17       24
                                                        -----------------------
                                                        $3,340   $(125)   $ 289
                                                        =======================

                           Sea Pines Associates, Inc.

6. INCOME TAXES (CONTINUED)

The tax effects of the types of temporary differences and carryovers which give rise to deferred income tax assets (liabilities) at October 31, 1996, 1995 and 1994 are as follows (in thousands of dollars):


                                                                 OCTOBER 31
                                                         1996       1995        1994
                                                        -----------------------------
Deferred revenue related to country club
 membership sales                                       $  52      $2,807      $2,720
Charitable contribution carryover                         392         410         410
Accrued liabilities                                        99         121         119
Other assets                                               10          59          21
                                                        -----------------------------
 Gross deferred income tax assets                         553       3,397       3,270
Valuation allowance                                      (392)       (405)       (405)
                                                        -----------------------------
 Deferred income tax assets                               161       2,992       2,865
                                                        -----------------------------
Depreciation                                             (142)       (179)       (148)
Intangible assets                                         (49)        (98)       (147)
Equity loss from TidePointe Partners                     (284)          -           -
Other liabilities                                         (98)        (53)        (46)
                                                        -----------------------------
 Gross deferred income tax liabilities                   (573)       (330)       (341)
                                                        -----------------------------
Net deferred income tax (liabilities) assets            $(412)     $2,662      $2,524
                                                        =============================

These net amounts are included in the consolidated balance sheets as noncurrent assets or liabilities.

7. SHAREHOLDERS' EQUITY

The Company's capital stock generally trades in units, each consisting of 500 preferred shares and 750 voting common shares. The preferred and common shares were issued on December 22, 1987.

                           Sea Pines Associates, Inc.

7. SHAREHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK

Of the 5,000,000 authorized shares of preferred stock, 2,000,000 shares are designated as Series A cumulative preferred stock and 3,000 shares are designated as Series B junior cumulative preferred stock. The Board of Directors has the authority to approve the issuance amount, rights and powers of an additional 2,997,000 shares of non-Series A preferred stock except that such rights and powers shall not be superior to those of the Series A cumulative preferred shares.

The Series A cumulative preferred shares provide for a cumulative dividend of $0.722 per share per annum, payable as declared by the Board of Directors. These shares have a liquidation value of $7.60 per share plus accumulated but unpaid dividends. If four or more years of dividends are in arrears, the Series A cumulative preferred shareholders shall be entitled to elect a majority of the Board of Directors of the Company. All or any part of such shares may be redeemed at the option of the Company at liquidation value.

No shares of the Series B junior cumulative preferred stock have been issued (see Stock Purchase Rights Plan).

COMMON STOCK

Of the 23,000,000 authorized shares of common stock, 2,000,000 shares are designated as special common stock and 1,000,000 are designated as nonvoting common stock. All other shares are voting. The 1,842,525 shares of common stock outstanding are all voting common stock.

Each share of common stock (regardless of class) shall participate on an equal and pro rata basis in all dividends and other distributions, including liquidation, subject to the rights of the preferred shareholders.

                           Sea Pines Associates, Inc.

7. SHAREHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

Holders of shares of voting common stock shall be entitled to one vote per share. Holders of special common shares (if issued) shall have such voting rights as specified by the Board of Directors, except that such rights shall not be superior to the voting common stock.

STOCK PURCHASE RIGHTS PLAN

On August 23, 1993 the Company's Board of Directors approved a Stock Purchase Rights Plan ("Plan") and declared a dividend distribution of one right ("Right") for each share of the Company's outstanding common stock. Each Right entitles a shareholder to purchase one one-thousandth of a share of Series B junior cumulative preferred stock at a price of $50 per Right, subject to adjustment.

The Rights become exercisable after any person or group of affiliated or associated persons (an "Acquirer") acquires 20% percent or more of the Company's outstanding common stock or commences a tender offer that would result in the Acquirer owning 20% or more of the Company's outstanding common stock or an Acquirer has been designated an Adverse Person, as such term is defined in the Plan. In the event the Rights become exercisable, a Right will entitle the holder to receive shares of the Company's common stock having a value equal to twice the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination or sale of 50% or more of its assets or earning power, a Right will entitle the holder to receive shares of the surviving company's common stock having a market value equal to twice the exercise price of the Right. The Board of Directors has the flexibility to lower the 20% threshold to not less than 10% under certain circumstances.

In general, the Rights may be redeemed by the Company at $.01 per Right at anytime before certain events occur. One Right is attached to and trades with each share of common stock. The Rights will not trade separately unless they become exercisable. All Rights expire on August 23, 2003.

                           Sea Pines Associates, Inc.

8. TIDEPOINTE PARTNERS

On January 14, 1994, a subsidiary of the Company entered into a general partnership, TidePointe Partners (the Partnership), with a major physicians professional liability insurance company, for the purpose of constructing, developing and operating a continuing care retirement community on Hilton Head Island, South Carolina, to be known as TidePointe. The Company contributed $850,000 of certain predevelopment costs for a 17.5% interest in the partnership, and the other company made an initial cash contribution of $6,000,000 (of which $5,000,000 was borrowed) for an 82.5% interest in the partnership.

The Partnership has also guaranteed the other partner's repayment of the $5,000,000 note payable related to it's capital contribution which matures on January 18, 1999. As a general partner, the Company's subsidiary (Sea Pines/TidePointe, Inc.) has also inherently assumed other risks of the partnership and its obligations.

As of October 31, 1996, the Company has loaned the Partnership $1,505,000 which accrues interest at prime plus two percent. Such loan with accrued interest of $189,000 and $33,000 at October 31, 1996 and 1995, respectively, is unsecured and matures on December 31, 1996. The Company expects to extend the maturity date of this loan. The Company has no further commitments or obligations to fund the Partnership.

The following is a summary of TidePointe Partners' statement of financial condition at:


                                           OCTOBER 31
                                        1996         1995
                                      --------------------
         Development costs            $35,904      $20,217
         Receivable from SPSLC          7,073        3,195
         Total assets                  43,531       23,412
         Debt                          29,679       11,641
         Total liabilities             36,927       16,675
         Partners' equity               6,604        6,737

                           Sea Pines Associates, Inc.

8. TIDEPOINTE PARTNERS (CONTINUED)

As a part of the partnership agreement, the Company agreed to construct a healthcare facility within TidePointe. SPSLC, the Company's subsidiary, secured the certificate of need required for the healthcare facility which cannot be transferred until the facility is licensed because of certain South Carolina Department of Health and Environmental Control (DHEC) regulations. Accordingly, SPSLC is developing and constructing the healthcare facility which is scheduled to be completed by February 1997. As of October 31, 1996 and 1995, $7,073,000 and $3,195,000, respectively, of development costs are included in construction in progress. As of October 31, 1996 approximately $900,000 remains to be expended for the completion of the healthcare facility. The healthcare facility is also pledged as security on certain loan obligations of TidePointe Partners.

SPSLC has entered into a ground lease with TidePointe Partners for the land upon which the healthcare facility is being constructed. The ground lease has a term of 52 years at $252,000 per annum.

TidePointe Partners has committed to loan to SPSLC all funds necessary to construct, equip and operate the healthcare facility. Such advances accrue interest at prime plus 2% (10.25% and 10.75% at October 31, 1996 and 1995) and are secured by the healthcare facility, equipment and SPSLC common stock. The advances are repayable on an interim basis only from available cash, as defined, or at January 14, 2001. At October 31, 1996 and 1995, such advances aggregated $7,073,000 and $3,195,000, respectively. Interest incurred on these advances totaled $695,000 and $146,000 at October 31, 1996 and 1995, respectively, and has been capitalized.

TidePointe Partners has an option to purchase all of the common stock of SPSLC for a purchase price equal to the then outstanding principal balance and accrued interest on the advances exercisable only after completion of the healthcare facility, licensing of SPSLC as the operator and commencement of operations, and only with the approval of DHEC. The option expires on January 14, 2001.

The Company has entered into a 5-year management contract with an entity, of which the Company owns a minority interest, to operate the facility for a fixed percentage of the facility's gross revenues. The contract can be terminated upon 180-days notice.

                           Sea Pines Associates, Inc.

9. COMMITMENTS AND CONTINGENCIES

Rent expense aggregated $689,000, $681,000 and $616,000 for the years ended October 31, 1996, 1995 and 1994, respectively. Operating leases relate primarily to office space and equipment. Minimum annual rental commitments remaining at October 31, 1996, under noncancelable operating leases with original terms of at least one year are as follows (in thousands of dollars):


         Year ending October 31
          1997                            $  424
          1998                               279
          1999                               217
          2000                                84
          2001                                84
          Thereafter                         944
                                          ------
                                          $2,032
                                          ======

The Company has entered into real estate purchase agreements totaling $630,000 for two condominiums units. A deposit of $63,000 was made in connection with these contracts, and the balance of $567,000 is due at closing which is scheduled for 1998. The Company expects to find other purchasers prior to its closing on the units.

The Company is a defendant in a lawsuit relating to a contractual relationship. The suit alleges breach of contract and seeks unspecified damages. The Company has answered the suit and filed a counterclaim for unspecified damages. Discovery has not yet commenced. The Company intends to defend its position vigorously and pursue its counterclaim against the plaintiff, however neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time. Additionally, the Company is involved in certain other matters of litigation related to normal operating activities. Management believes that the ultimate resolution of these other matters will not have a materially adverse effect on the consolidated financial position or results of operations of the Company.

In 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 1996 approximately 90 of the 404 acres has been donated and title transferred. The remaining 314 acres has been leased to the same not-for-profit organization for a nominal amount.

                           Sea Pines Associates, Inc.

10. THE SEA PINES COUNTRY CLUB, INC.

The Equity Offering Agreement, by which the Sea Pines Country Club was organized in 1990, provided for the eventual turnover by the Company of the operations and assets of the Club to the equity members. This transfer was made, effective May 1, 1996, such that the Club obtained control of all of its physical assets and assumed complete and total responsibility for its operation and all the other risks and rewards of ownership. The Company retained the right to sell the remaining unsold memberships.

Revenue from the sale of memberships and a portion of the proceeds from resales had been deferred until the turnover. As of October 31, 1995 the Company had sold 1,148 new memberships and received approximately $13,276,000, which was recorded as deferred revenue, and $645,000 related to resales which was included in other liabilities at that date.

As a result of recognizing the deferred income related to past membership sales and removing the Club assets from the Company's financial statements, the turnover generated a non-cash gain in 1996 of $7,747,000 which is included as other income in the 1996 statement of operations.

Concurrent with the turnover, the Company entered into a one year administrative services contract with the Club to provide certain administrative and landscaping services. The Company earned $72,000 under this contract through October 31, 1996. Additionally, the Club has reimbursed the Company $887,000 related to payroll and benefits during the period May 1, 1996 through October 31, 1996.

Results of operations and the assets and liabilities of the Club are included in the Company's consolidated financial statements through April 30, 1996. Subsequent to April 30, 1996 and through October 31, 1996, the Company recognized approximately $494,000 in revenues from the sale of memberships.

                           Sea Pines Associates, Inc.

11. SALE OF CAROLINA CENTER

In 1996, the Company reached an agreement with the plaintiff in a previously-filed lawsuit relating to the Company's purchase of property known as the Carolina Center. The Company agreed to sell the property, including improvements, to the plaintiff for $1.5 million and to pay the plaintiff $225,000. Furthermore, the Company agreed to finance the sale with a 15-year note bearing interest at 7.5% per annum. As a result of the agreement, the Company recorded a pre-tax impairment loss of $810,000 ($500,000 after income tax effect). On October 31, 1996, the Company consummated the sale of the property, as agreed, and no additional gain or loss was recorded.

12. EMPLOYEE SAVINGS PLAN

Effective January 1, 1989, the Company adopted a 401(k) defined contribution plan for all eligible employees with a minimum of six months of service and who meet certain age requirements, as defined. The Company matches 50% of the first 4% (3% in 1994) of the participants' compensation. Effective January 1, 1997 the Company's match has been increased to 50% of the first 5% of the participants' compensation. The Company's contributions to the plan were $80,000, $82,000 and $70,000 for the years ended October 31, 1996, 1995 and
1994, respectively.

13. FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade receivables, notes receivable other current assets, accounts payable, line of credit with bank, long-term debt and accruals meeting the definition of financial instruments approximate their fair values, as of October 31, 1996. As of October 31, 1996 the estimated fair value of the interest rate collar is $24,000 which is not recognized in the financial statements. Fair values of long term debt have been determined through a combination of management estimates and information obtained from third parties using market data such as bid/ask spreads, available on the last day of the business year.

                           Sea Pines Associates, Inc.

14. COMMUNITY SERVICES ASSOCIATES, INC.

Community Services Associates, Inc. ("CSA"), a homeowner association for Sea Pines property owners, reimbursed the Company $594,000, $2,681,000, and $2,334,000 related to payroll and benefits and for certain administrative services provided to CSA during the years ended October 31, 1996, 1995, and 1994, respectively. In addition, the Company paid approximately $136,000, $95,000, and $87,000 to CSA for security service, landscaping and other related services during the years ended October 31, 1996, 1995, and 1994, respectively.

                           Sea Pines Associates, Inc.

15. BUSINESS SEGMENT INFORMATION

The Company operates primarily in three business segments - resort operations, real estate brokerage services and country club operations (see Note 10). Identifiable assets by segment include assets directly employed by those operations. Corporate assets consist primarily of deferred income tax assets (in 1995 and 1994) and other assets. Intersegment transactions are insignificant. A summary of Company operations by segment follows (in thousands of dollars):


                                           YEAR ENDED OCTOBER 31
                                           1996     1995     1994
                                         -------------------------
Revenues:
 Resort                                  $24,588  $22,299  $22,746
 Real estate brokerage                     8,504    7,070    8,050
 Country club                              1,866    3,675    3,607
                                         -------------------------
                                          34,958   33,044   34,403
                                         -------------------------
Cost of revenues:
 Resort                                   15,320   14,652   14,675
 Real estate brokerage                     7,626    6,630    7,099
 Country club                              1,812    3,490    3,380
                                         -------------------------
                                          24,758   24,772   25,154
                                         -------------------------
Depreciation and amortization expense:
 Resort                                    1,335    1,305    1,262
 Real estate brokerage                       172      172      169
 Country club                                209      414      422
                                         -------------------------
                                           1,716    1,891    1,853
                                         -------------------------
Corporate expenses:
 Sales and marketing                       1,219    1,368    1,180
 General and administrative                4,166    4,194    4,109
 Impairment loss on Carolina Center          810
                                         -------------------------
                                           6,195    5,562    5,289
                                         -------------------------
Operating income                         $ 2,289  $   819  $ 2,107
                                         =========================

                           Sea Pines Associates, Inc.

15. BUSINESS SEGMENT INFORMATION (CONTINUED)


                             YEAR ENDED OCTOBER 31
                             1996     1995     1994
                           -------------------------
Identifiable assets:
 Resort                    $37,167  $36,267  $32,197
 Real estate brokerage       1,535    1,611    1,728
 Country club                         7,104    7,242
 Healthcare                  7,073    3,195      300
 Corporate                     482    3,529    3,694
                           -------------------------
                           $46,257  $51,706  $45,161
                           =========================

                             YEAR ENDED OCTOBER 31
                             1996     1995     1994
                           -------------------------
Capital expenditures:
 Resort                    $ 2,267  $ 3,695  $ 1,905
 Real estate brokerage         120       23       30
 Country club                   20      204      149
 Healthcare                  3,878    2,895      300
                           -------------------------
                           $ 6,285  $ 6,817  $ 2,384
                           =========================

                         Report of Independent Auditors

Board of Directors and Shareholders of
 Sea Pines Associates, Inc.

We have audited the consolidated financial statements of Sea Pines Associates, Inc. as of October 31, 1996 and 1995, and for each of the three years in the period ended October 31, 1996, and have issued our report thereon dated January 10, 1997, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)(1) and (2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ Ernst & Young LLP

Atlanta, Georgia
January 10, 1997

                                                                     SCHEDULE II

                           SEA PINES ASSOCIATES, INC.


                       VALUATION AND QUALIFYING ACCOUNTS
                             (Amounts in thousands)

                                                     Additions        Net
                                       Balance at    charged to    deductions    Balance
                                       beginning     costs and        and         at end
                                        of year       expenses      expenses     of year
                                       ----------    ----------    ---------     -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
--------------------------------

For the year ended
  October 31, 1994                        $ 86          $19           $(84)         $ 21
                                          ====          ===           ====          ====

For the year ended                        $ 21          $ 7           $  2          $ 30
  October 31, 1995                        ====          ===           ====          ====

For the year ended
  October 31, 1996                        $ 30          $ 0           $ (3)         $ 27
                                          ====          ===           ====          ====


DEFERRED TAX ASSET VALUATION ALLOWANCE:
---------------------------------------

For the year ended
  October 31, 1994                        $309          $96             --          $405
                                          ====          ===           ====          ====

For the year ended                        $405           --             --          $405
  October 31, 1995                        ====          ===           ====          ====

For the year ended                        $405           --           $(13)         $392
  October 31, 1996                        ====          ===           ====          ====

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Sea Pines Associates, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEA PINES ASSOCIATES, INC.



Dated: January 29, 1997                 By: Charles W. Flynn
                                            -----------------
                                            Charles W. Flynn
                                            Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Sea Pines Associates, Inc., and in the capacities and on the dates indicated.

       Signature                                     Title                                   Date
       ---------                                     -----                                   ----

Charles W. Flynn                              Chairman and Director                    January 29, 1997
--------------------------
Charles W. Flynn


Michael E. Lawrence                           Chief Executive Officer                  January 29, 1997
--------------------------                    and Director
Michael E. Lawrence


Thomas C. Morton                              Treasurer (Principal                     January 29, 1997
--------------------------                    Financial and
Thomas C. Morton                              Accounting Officer)
                                              and Director


Norman P. Harberger                           Vice Chairman and                        January 29, 1997
--------------------------                    Director
Norman P. Harberger


Angus Cotton                                  Secretary and                            January 29, 1997
--------------------------                    Director
Angus Cotton

Thomas G. Daniels                             Director                                 January 29, 1997
-----------------------------
Thomas G. Daniels


Ralph L. Dupps, Jr.                           Director                                 January 29, 1997
-----------------------------
Ralph L. Dupps, Jr.


P. R. Easterlin, Jr.                          Director                                 January 29, 1997
-----------------------------
P. R. Easterlin, Jr.


                                              Director
-----------------------------
James L. Gray


John G. McGarty                               Director                                 January 29, 1997
-----------------------------
John G. McGarty


Arthur P. Sundry                              Director                                 January 29, 1997
-----------------------------
Arthur P. Sundry


Joseph F. Vercellotti                         Director                                 January 29, 1997
-----------------------------
Joseph F. Vercellotti


Francis S. Webster, Jr.                       Director                                 January 29, 1997
-----------------------------
Francis S. Webster, Jr.


Frank E. Zimmerman, Jr.                       Director                                 January 29, 1997
-----------------------------
Frank E. Zimmerman, Jr.


By: Angus Cotton
    -------------------------
    Angus Cotton
    Attorney-in-Fact for each
    of the persons indicated)

                                 EXHIBIT INDEX


                     Pursuant to Item 601 of Regulation S-K

                                                                Sequential
Exhibit No.                                                       Page No.
-----------                                                     ----------
3(a)        Articles of Incorporation of Registrant
                 (Incorporated by reference to Exhibit 3
                 to Registration Statement on Form 10
                 filed March 1, 1989)

3(b)        Articles of Amendment to Articles of
                 Incorporation of Registrant (Incorporated
                 by reference to Exhibit 3(b) to the
                 Registrants' Form 10-K for the fiscal
                 year ended December 31, 1989 filed on
                 January 29, 1990)

3(c)        Articles of Amendment to Articles of
                 Incorporation of Registrant (Incorporated
                 by reference to Exhibit 3(c) to Form 10-K
                 filed January 26, 1994)

3(d)        Bylaws of Registrant (Incorporated by
                 reference to Exhibit 3 to Registration
                 Statement on Form 10 filed March 1, 1989)

3(e)        Amended Bylaws of Registrant Revised
                 February 26, 1996

4(a)        Excerpt from Articles of Incorporation of
                 Registrant Relative to Preferred Stock
                 (Incorporated by reference to Exhibit 4
                 to Registration Statement on Form 10
                 filed March 1, 1989)

4(b)        Rights Agreement, dated August 23, 1993, between
                 Sea Pines Associates, Inc. and Wachovia Bank
                 of North Carolina, N.A. (Incorporated by
                 reference to Exhibit 4 to Registrant's
                 Form 8-K filed August 23, 1993)


                                                                Sequential
Exhibit No.                                                       Page No.
-----------                                                     ----------
10(a)       Exhibits and Schedules to Credit Agreement
                 Between Registrant and The South Carolina
                 National Bank, dated November 17, 1987
                 (Incorporated by reference to Exhibit 10(a)
                 to Amendment to Registration Statement on
                 Form 10 filed April 26, 1989)

10(b)       Promissory Note given by Registrant to The
                 South Carolina National Bank in the
                 principal sum of $17,000,000 dated
                 November 17, 1987 with respect to the
                 Credit Agreement in 10(a) above
                 (Incorporated by reference to Exhibit
                 10(b) to Registration Statement on
                 Form 10 filed March 1, 1989)

10(c)       Loan Agreement dated as of April 18, 1988
                 between Sea Pines Plantation Company, Inc.
                 and South Carolina National Bank
                 (Incorporated by reference to Exhibit 10(h)
                 to Amendment to Registration Statement on
                 Form 10 filed April 26, 1989)

10(d)       Community Services Management Agreement
                 between Sea Pines Company, Inc. and
                 Community Services Associates, Inc.
                 dated December 14, 1993 (Incorporated by
                 reference to Exhibit 10(d) to Form 10-K
                 filed January 26, 1995)

10(e)       Construction Contract dated as of
                 August 4, 1994 between Sea Pines
                 Senior Living Center, Inc. and M. B.
                 Kahn Construction Co., Inc. (Incorporated
                 by reference to Exhibit 10(e) to Form 10-K
                 filed January 26, 1995)

10(f)       Second Amendment to Promissory Note
                 dated as of April 26, 1993
                 between Sea Pines Company, Inc.
                 and Wachovia Bank of South Carolina
                 (Incorporated by reference to Exhibit 10(f)
                 to Form 10-K filed January 26, 1995)


                                                                Sequential
Exhibit No.                                                       Page No.
-----------                                                     ----------
10(g)       Second Amendment to Mortgage and Security
                 Agreement dated as of April 26, 1994
                 between Sea Pines Company, Inc. and
                 Wachovia Bank of South Carolina
                 (Incorporated by reference to Exhibit 10(g)
                 to Form 10-K filed January 26, 1995)

10(h)       Third Amendment to Credit Agreement dated
                 as of April 26, 1994 between Sea Pines
                 Company, Inc. and Wachovia Bank of
                 South Carolina (Incorporated by reference
                 to Exhibit 10(h) to Form 10-K filed
                 January 26, 1995)

10(i)       Sixth Amendment to Credit Agreement dated
                 as of March 15, 1994 between Sea Pines
                 Company, Inc. and Wachovia Bank of
                 South Carolina (Incorporated by Reference
                 to Exhibit 10(i) to Form 10-K filed
                 January 26, 1996

10(j)       Third Amendment to $2.5 MM Promissory Note
                 dated as of March 15, 1994 between Sea
                 Pines Company, Inc. and Wachovia Bank of
                 South Carolina (Incorporated by Reference
                 to Exhibit 10(j) to Form 10-K filed
                 January 26, 1996

10(k)       Fourth Amendment to $2.5 MM Promissory Note
                 dated as of March 15, 1995 between Sea
                 Pines Company, Inc. and Wachovia Bank of
                 South Carolina (Incorporated by Reference
                 to Exhibit 10(k) to Form 10-K filed
                 January 26, 1996

10(l)       Fourth Amendment to $2.5 MM Mortgage and
                 Security Agreement dated as of March 15, 1995
                 between Sea Pines Company, Inc. and
                 Wachovia Bank of South Carolina (Incorporated by
                 Reference to Exhibit 10(l) to Form 10-K filed
                 January 26, 1996


                                                                Sequential
Exhibit No.                                                       Page No.
-----------                                                     ----------
10(m)       Seventh Amendment to Credit Agreement dated
                 as of March 15, 1995 between Sea Pines
                 Company, Inc. and Wachovia Bank of
                 South Carolina (Incorporated by Reference
                 to Exhibit 10(m) to Form 10-K filed
                 January 26, 1996

10(n)       Amendment to $17 MM Mortgage and Security
                 Agreement dated as of March 15, 1995 between
                 Sea Pines Company, Inc. and Wachovia Bank
                 of South Carolina (Incorporated by Reference
                 to Exhibit 10(n) to Form 10-K filed
                 January 26, 1996

10(o)       Amended and Restated Partnership Agreement
                 of TidePointe Partners dated January
                 14, 1994 (Incorporated by reference
                 to Exhibit 19(a) to Form 10-K filed
                 January 26, 1995)

10(p)       First Amendment to Amended and Restated
                 Partnership Agreement of TidePointe
                 Partners dated August 1, 1994 (Incorporated
                 by reference to Exhibit 19(b) to Form 10-k
                 filed January 26, 1995)

10(q)       Settlement Agreement between Sea Pines Company, Inc.
                 and Asset Management Associates, Inc. dated
                 October 31, 1996

10(r)       Agreement for Sale of Improved Land on Hilton Head
                 Island between Sea Pines Company, Inc. and
                 Carolina Center Building Corp. dated
                 October 31, 1996

10(s)       Settlement Statement between Sea Pines Company, Inc.
                 and Carolina Center Building Corp. dated
                 October 31, 1996

10(t)       Adjustable Rate Promissory Note between Sea Pines
                 Company, Inc. and Carolina Center Building
                 Corp. dated October 31, 1996


                                                                Sequential
Exhibit No.                                                       Page No.
-----------                                                     ----------
10(u)       Mortgage Assignment and Security Agreement
                 between Sea Pines Company, Inc. and
                 Carolina Center Building Corp. dated
                 October 31, 1996

10(v)       Agreement to Turnover Management and Control
                 between Sea Pines Company, Inc. and Sea Pines
                 Country Club, Inc. dated April 30, 1996

                 This Agreement contains certain supporting schedules as outlined in the Agreement's
                 Schedule of Exhibits. Any omitted supporting schedules will be furnished supplementally to the Commission upon request.

10(w)       Third Clarification of Membership Plan documents
                 between Sea Pines Company, Inc. and Sea Pines
                 Country Club, Inc. dated April 30, 1996

10(x)       Collar Transaction Confirmation between Sea Pines
                 Company, Inc. and Wachovia Bank of South
                 Carolina, N.A. dated February 7, 1996

21          Subsidiaries of the Registrant

27          Financial Data Schedule (for SEC use only)
