Form 10-Q
period 1997-01-31
SEA PINES ASSOCIATES INC
filed 1997-03-14
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



For quarter ended        January 31, 1997
                         ----------------

Commission file number   0-17517
                         -------

                           Sea Pines Associates, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

       South Carolina                                  57-0845789
       --------------                                  ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



32 Greenwood Drive
Hilton Head Island, South Carolina                                  29928
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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

The number of shares outstanding of the registrant's common stock as of January 31, 1997 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of January 31, 1997 and October 31, 1996                       3 - 4

         Condensed Consolidated Statements of Operations for
         the Three Months Ended January 31, 1997 and 1996                   5

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended January 31, 1997 and 1996               6

         Notes to Condensed Consolidated Financial Statements           7 - 8

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9 - 11


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings                                                 12

Item 2 - Changes in Securities                                             12

Item 3 - Defaults Upon Senior Securities                                   12

Item 4 - Submission of Matters To A Vote of
           Security Holders                                                12

Item 5 - Other Information                                                 12

Item 6 - Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13

                           SEA PINES ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           January 31,   October 31,
                                                               1997          1996
                   ASSETS                                  (Unaudited)     (Note)
                   ------                                  -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents:
    Unrestricted                                             ($   338)    $   232
    Restricted                                                  1,600       1,196
                                                             --------     -------
                                                                1,262       1,428
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $27 at January 31, 1997
     and October 31, 1996                                         632       1,029
  Current portion of notes receivable                             457         344
  Income taxes refundable                                         461        --
  Inventories (Note 2)                                            623         733
  Prepaid expenses                                                319         293
                                                             --------     -------
      Total current assets                                      3,754       3,827
                                                             --------     -------


  Notes receivable other                                        1,623       1,617
  Notes receivable and accrued interest from
     TidePointe Partners                                        1,735       1,694
  Investment in TidePointe Partners                               750         809
  Deferred loan fees, net                                          41          49
  Other assets, net                                                91          91
  Real estate brokerage intangibles, net of accumulated
    amortization of $1,212 and $1,179 at January 31, 1997
    and October 31, 1996, respectively                             98         131

 Real estate assests
    Construction in progress                                    8,477       8,113
    Operating properties, net                                  22,801      22,879
    Properties held for future development                      7,047       7,047
                                                             --------     -------
                                                               38,325      38,039
                                                             --------     -------

TOTAL ASSETS                                                 $ 46,417     $46,257
                                                             ========     =======











Note: The condensed consolidated balance sheet at October 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                       January 31,   October 31,
                                                           1997          1996
   LIABILITIES AND SHAREHOLDERS' EQUITY                (Unaudited)     (Note)
   ------------------------------------                -----------   ----------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $ 1,877      $ 2,037
  Advance deposits                                          1,844        1,223
  Line of credit with bank                                  2,175          775
  Income taxes payable                                       --            142
  Current portion of deferred revenue                         425          371
  Current maturities of long-term debt                        802          783
                                                          -------      -------
      Total current liabilities                             7,123        5,331
                                                          -------      -------

Long-term debt                                             18,510       18,719
Due to TidePointe Partners                                  7,376        7,073
Other deferred revenue                                        270          214
Deferred income taxes                                         412          412
                                                          -------      -------
      Total liabilities                                    33,691       31,749
                                                          -------      -------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Series A cumulative preferred stock, no par value,
    2,000,000 shares authorized; 1,228,350 shares
    issued and outstanding (liquidation preference)         7,218        7,218
  Series B junior cumulative preferred stock, no par
    value, 3,000 shares authorized; none issued
    or outstanding                                           --           --
  Common stock, 23,000,000 shares authorized;
    1,842,525 shares issued and outstanding                 2,166        2,166
  Retained earnings                                         3,342        5,124
                                                          -------      -------
     Total shareholders' equity                            12,726       14,508
                                                          -------      -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $46,417      $46,257
                                                          =======      =======








Note: The condensed consolidated balance sheet at October 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)




                                                  Quarter Ended
                                                   January 31,
                                                1997          1996
                                            (Unaudited)   (Unaudited)
                                            -----------   -----------
REVENUES                                     $ 4,889       $ 5,336


COST AND EXPENSES:
  Cost of revenues                             3,988         4,341
  Sales and marketing expenses                   601           452
  General and administrative expenses            918         1,165
  Depreciation and amortization                  374           484
                                             -------       -------
      Total costs and expenses                 5,881         6,442
                                             -------       -------
Operating loss                                  (992)       (1,106)


OTHER INCOME (EXPENSE):
  Equity in loss of TidePointe Partners          (59)         --
  Interest income                                 71            47
  Interest expense                              (376)         (373)
                                             -------       -------
      Total other expense                       (364)         (326)
                                             -------       -------

Loss before income taxes                      (1,356)       (1,432)

Income tax benefit                               461           487
                                             -------       -------

Net loss                                        (895)         (945)

Preferred stock dividend requirement            (222)         (222)
                                             -------       -------
Net loss attributable to common stock        ($1,117)      ($1,167)
                                             =======       =======

Per share of common stock
  Net loss                                   ($ 0.61)      ($ 0.63)
                                             =======       =======









See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                             Three Months Ended
                                                                 January 31,
                                                             1997            1996
                                                         (Unaudited)     (Unaudited)
                                                         -----------     -----------
CASH FLOWS FROM OPERATING ACTIVTIES:
 Net loss                                                 ($  895)        ($  945)

 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                             374             484
    Increase (decrease) in deferred revenue                   110             (41)
    Increase (decrease) in allowance for doubtful
      accounts                                                 --              --
    Increase in deferred income taxes                        (461)           (487)
    Equity in loss of TidePointe Partners                      59              --
 Changes in current assets and liabilities:
    Decrease in accounts and notes receivable                 278             477
    Decrease in inventories                                   110              29
    Increase in prepaid expenses                              (26)           (115)
    Decrease in other assets                                   41              38
    Decrease in accounts payable and accrued expenses        (825)           (977)
    Increase in other liabilities                              --              32
    Increase in advance deposits                              621             339
    Decrease in income taxes payable                         (142)            (13)
                                                          -------         -------
Net cash used in operating activities                        (756)         (1,179)
                                                          -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in short term investments                          --             (25)
   Capital expenditures and property acquisitions            (660)           (962)
   Additions to note receivable from TidePointe Partners      (41)            (41)
                                                          -------         -------
Net cash used in investing activities                        (701)         (1,028)
                                                          -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal repayments of debt                              (190)           (172)
   Additions to long-term debt                                 --             100
   Additions to short-term debt                             1,400           1,200
   Additions to advance from TidePointe Partners              303             524
   Dividends paid                                            (222)           (222)
                                                          -------         -------
Net cash provided by financing activities                   1,291           1,430
                                                          -------         -------

Net decrease in cash and cash equivalents                    (166)           (777)
Cash and cash equivalents at beginning of period            1,428           1,968
                                                          -------         -------

Cash and cash equivalents at end of period                $ 1,262         $ 1,191
                                                          =======         =======



See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      JANUARY 31, 1997 AND OCTOBER 31, 1996

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                             January 31,           October 31,
                                                1997                   1996
                                                ----                   ----
Merchandise                                      $544                  $654
Supplies, parts and accessories                    35                    35
Food and beverages                                  8                    11
Other                                              36                    33
                                                 ----                  ----
                                                 $623                  $733
                                                 ====                  ====

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):








                                             January 31,         October 31,
                                                1997                 1996
                                          -------------------------------------

Land and land improvements                     $19,739              $19,712

Buildings                                        6,469                6,432

Machinery and equipment                          5,231                5,034

Property held under capital leases                 251                  251
                                               -------              -------
                                                31,690               31,429

Less - Accumulated depreciation                 (8,889)              (8,550)
                                               -------              -------
                                               $22,801              $22,879
                                               =======              =======

The discussion in this Report includes forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in item II below, as well as those discussed elsewhere in this Report.

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

The Company, through its wholly owned subsidiary, Sea Pines/TidePointe, Inc., owns a 17.5% general partnership interest in TidePointe Partners. TidePointe Partners is a general partnership which is developing and constructing a continuing care retirement community on Hilton Head Island, South Carolina. Phase I construction including the clubhouse, spa and two villa buildings substantially complete and sales contracts on 67 units of the total 206 units in Phase I had closed as of January 31, 1997.

Sea Pines Senior Living Center, Inc., a wholly owned subsidiary of the Company, completed construction in February 1997 of the health care facility located within the TidePointe community. In February 1997 the facility received its operating licenses from the South Carolina Department of Health and Environmental Control and began accepting patients. TidePointe Partners has an option to purchase the health care facility and is currently undertaking the steps necessary to exercise its option. The Company anticipates that a transfer will occur during the 1997 fiscal year.

On May 1, 1996 the Company turned over the operations and assets of the Sea Pines Country Club to the equity members as contemplated by the May 1990 Equity Offering Agreement. Effective with this transfer, the Club obtained control of all of its physical assets and assumed complete and total responsibility for its operations and all the other risks and rewards of ownership. Results of Club operations through the turnover date are included in the Company's Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through March has historically been the Company's low resort revenue and real estate sales season and the period from April through October has been the Company's high season. Therefore, significant decreases in the Company's liquidity, cash resources and working capital are expected during the first fiscal quarter.

Cash and short term investments decreased by $166,000 during the first quarter of 1997 and totaled $1,262,000 at January 31, 1997, of which $1,600,000 was restricted. The Company's working capital deficit increased by $1,865,000 in the first quarter resulting in a working capital deficit of $3,369,000 at January 31, 1997. These reductions in cash and working capital are consistent with the seasonal nature of the Company's operations.

The Company maintains a $2.5 million seasonal line of credit used to meet cash requirements during the Company's off-season. As of January 31, 1997, the outstanding balance on the line of credit totaled $2.175 million. In addition to the seasonal line of credit, the Company maintains a $12 million revolving credit facility used for capital investments in business lines consistent with the Company's operations. As of January 31, 1997, the outstanding balance on the revolving credit facility totaled $7.6 million.

At its December 1996 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first of which was paid on January 15, 1997. Additional quarterly installments will be paid on April 15, 1997, July 15, 1997 and October 15, 1997 to shareholders of record on the first day of each of those months.


Results of Operations for 1997 as Compared with 1996

The Company reported a consolidated net loss during the first quarter of 1997 of $895,000. The consolidated net loss reported during the first quarter of 1996 was $945,000. These losses reflect the seasonal nature of the Company's resort operations. Losses during the first quarter are anticipated and are consistent with previous year's operating results.

Consolidated revenues during the three months ended January 31, 1997 totaled $4,889,000, a 8.4% decrease over consolidated revenue reported during the three months ended January 31, 1996 of $5,336,000. The consolidated revenue for 1996 includes revenue from the Sea Pines Country Club of $868,000. The Club was turned over to the members effective May 1, 1996 and accordingly 1997 does not include results of Club operations. Resort revenues increased 6% during the first quarter from $2,618,000 in 1996 to $2,776,000 in 1997.

Real estate brokerage revenues increased by $362,000, or 19.6%, to $2,113,000 during the first quarter ended January 31, 1997 from the same period last year. This increase in real estate revenues results from two factors. First, it is indicative of the continued strong brokerage sales the Company has experienced, and second, it reflects brokerage revenues on additional closings at Phase I of the Sea Crest, a new condominium project on Hilton Head Island.

Cost of revenues decreased by $353,000, or 8.1% during the first quarter of 1997 compared to the same period last year. This decrease results primarily from the elimination of costs associated with the Sea Pines Country Club. The elimination of these costs were partially offset by revenue volume increases in the Real Estate Company.

Sales and marketing expenses increased by $149,000 or 33% during the first quarter of 1997 over the same period last year. This increase is attributable to the acceleration of certain collateral materials and media placements into the first quarter of 1997.

General and administrative expenses decreased by $247,000 or 21.2% from the same period last year. This decrease is due primarily to approximately $240,000 in one time severance costs recorded in 1996.

Interest expense on the Company's long-term debt remained relatively constant at $376,000 and $373,000 during the first quarter of 1997 and 1996 respectively.


Business Outlook and Recent Developments

In February 1997 the Company completed construction of the health care facility located within the TidePointe continuing care retirement community at a total cost of approximately $8,000,000. As of January 31, 1997, costs and accrued interest totaled approximately $7,376,000. TidePointe Partners has advanced the Company $7,376,000 for such construction and has committed to advance the Company the remaining funds required to finish and operate the facility. In February 1997 the facility received it's operating licenses from the South Carolina Department of Health and Environmental Control and began accepting patients. TidePointe Partners has an option to purchase the health care facility and is currently undertaking the steps necessary to exercise its option. The Company anticipates that a transfer will occur during the 1997 fiscal year.

The Company is in the final planning stages for construction of a new conference center in Harbour Town, adjacent to the Harbour Town Clubhouse. The facility will include approximately 15,000 square feet and contain a ballroom, meeting space and catering kitchen facilities. Management believes this facility will enhance the Company's existing facilities and enable the Company to be more competitive in attracting small group meetings and other functions to Sea Pines. Construction will begin upon final governmental approvals and is anticipated to take approximately one year to complete.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is a defendant in a lawsuit filed in November 1995 in Beaufort County, South Carolina by Grey Point Associates, Inc. and its principals relating to a contractual relationship. The suit alleges breach of contract and seeks unspecified damages. The Company has answered the suit and filed a counter-claim for unspecified damages. Discovery has not yet commenced. The Company intends to defend its position vigorously and pursue its counter-claim against the plaintiff, however, neither the Company or its legal counsel can form an opinion as to the outcome of this matter at this time.

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

                                         SEA PINES ASSOCIATES, INC.




Date:  March 14, 1997                    /s/ Charles W. Flynn
       --------------                    -------------------------------------
                                         Charles W. Flynn
                                         Chairman



Date:  March 14, 1997                    /s/ Thomas C. Morton
       --------------                    -------------------------------------
                                         Thomas C. Morton
                                         Treasurer