Form 10-Q
period 1997-04-30
SEA PINES ASSOCIATES INC
filed 1997-06-12
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



For quarter ended               April 30, 1997
                              ------------------

Commission file number             0-17517
                              ------------------

                           Sea Pines Associates, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                  57-0845789
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



32 Greenwood Drive
Hilton Head Island, South Carolina                                      29928
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

The number of shares outstanding of the registrant's common stock as of April 30, 1997 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of April 30, 1997 and October 31, 1996                         3 - 4

         Condensed Consolidated Statements of Operations for
         the Six Months Ended April 30, 1997 and 1996                       5

         Condensed Consolidated Statements of Cash Flows
         for the Six Months ended April 30, 1997 and 1996                   6

         Notes to Condensed Consolidated Financial Statements           7 - 8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9 - 12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  12

Item 2 - Changes in Securities                                              12

Item 3 - Defaults Upon Senior Securities                                    12

Item 4 - Submission of Matters To A Vote of
         Security Holders                                              12 - 13

Item 5 - Other Information                                                  13

Item 6 - Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  14

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                APRIL 30,       OCTOBER 31,
                                                                  1997             1996
                                     ASSETS                    (UNAUDITED)        (NOTE)
                                     ------                   ------------      -----------

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS:
    UNRESTRICTED                                                $    24         $   232
    RESTRICTED                                                    2,661           1,196
                                                                -------         -------
                                                                  2,685           1,428
  ACCOUNTS AND NOTES RECEIVABLE, NET OF ALLOWANCE FOR
     DOUBTFUL ACCOUNTS OF $27 AT APRIL 30, 1997
     AND OCTOBER 31, 1996                                         1,860           1,029
  CURRENT PORTION OF NOTES RECEIVABLE                               497             344
  INVENTORIES (NOTE 2)                                              781             733
  PREPAID EXPENSES                                                  221             293
                                                                -------         -------
      TOTAL CURRENT ASSETS                                        6,044           3,827
                                                                -------         -------


  NOTES RECEIVABLE OTHER                                          1,602           1,617
  NOTES RECEIVABLE AND ACCRUED INTEREST FROM
     TIDEPOINTE PARTNERS                                          1,775           1,694
  INVESTMENT IN TIDEPOINTE PARTNERS                                 750             809
  DEFERRED LOAN FEES, NET                                            34              49
  OTHER ASSETS, NET                                                 104              91
  REAL ESTATE BROKERAGE INTANGIBLES, NET OF ACCUMULATED
    AMORTIZATION OF $1,244 AND $1,179 AT APRIL 30, 1997
    AND OCTOBER 31, 1996, RESPECTIVELY                               66             131

 REAL ESTATE ASSETS
    CONSTRUCTION IN PROGRESS                                      8,895           8,113
    OPERATING PROPERTIES, NET                                    22,469          22,879
    PROPERTIES HELD FOR FUTURE DEVELOPMENT                        7,047           7,047
                                                                -------         -------
                                                                 38,411          38,039
                                                                -------         -------

TOTAL ASSETS                                                    $48,786         $46,257
                                                                =======         =======



NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT OCTOBER 31, 1996 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.


SEE ACCOMPANYING NOTES.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        APRIL 30,      OCTOBER 31,
                                                                          1997            1996
             LIABILITIES AND SHAREHOLDERS' EQUITY                      (UNAUDITED)       (NOTE)
             ------------------------------------                      -----------     -----------

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                $ 2,892         $ 2,037
  ADVANCE DEPOSITS                                                       2,589           1,223
  LINE OF CREDIT WITH BANK                                               1,250             775
  INCOME TAXES PAYABLE                                                    --               142
  CURRENT PORTION OF DEFERRED REVENUE                                      454             371
  CURRENT MATURITIES OF LONG-TERM DEBT                                     820             783
                                                                       -------         -------
      TOTAL CURRENT LIABILITIES                                          8,005           5,331
                                                                       -------         -------

LONG-TERM DEBT                                                          18,302          18,719
DUE TO TIDEPOINTE PARTNERS                                               8,240           7,073
OTHER DEFERRED REVENUE                                                     358             214
DEFERRED INCOME TAXES                                                      412             412
                                                                       -------         -------
      TOTAL LIABILITIES                                                 35,317          31,749
                                                                       -------         -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  SERIES A CUMULATIVE PREFERRED STOCK, NO PAR VALUE,
    2,000,000 SHARES AUTHORIZED; 1,228,350 SHARES
    ISSUED AND OUTSTANDING (LIQUIDATION PREFERENCE $9,335,460)           7,218           7,218
  SERIES B JUNIOR CUMULATIVE PREFERRED STOCK, NO PAR
    VALUE, 3,000 SHARES AUTHORIZED; NONE ISSUED
    OR OUTSTANDING                                                        --              --
  COMMON STOCK, 23,000,000 SHARES AUTHORIZED;
    1,842,525 SHARES ISSUED AND OUTSTANDING                              2,166           2,166
  RETAINED EARNINGS                                                      4,085           5,124
                                                                       -------         -------
     TOTAL SHAREHOLDERS' EQUITY                                         13,469          14,508
                                                                       -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $48,786         $46,257
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


SEE ACCOMPANYING NOTES.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                            QUARTER ENDED                     SIX MONTHS ENDED
                                                               APRIL 30,                         APRIL 30,
                                                        1997            1996               1997              1996
                                                     (UNAUDITED)     (UNAUDITED)        (UNAUDITED)      (UNAUDITED)
                                                     -----------     -----------        -----------      -----------

REVENUES                                               $10,460          $10,848           $15,349           $16,184


COST AND EXPENSES:
  COST OF REVENUES, OTHER THAN HEALTH CARE               6,761            7,534            10,749            11,875
  SALES AND MARKETING EXPENSES                             521              603             1,122             1,055
  GENERAL AND ADMINISTRATIVE EXPENSES                      846              749             1,764             1,914
  HEALTH CARE OPERATIONS, NET                              540                0               540                 0
  DEPRECIATION AND AMORTIZATION                            369              484               743               968
                                                       -------          -------          --------          --------
      TOTAL COSTS AND EXPENSES                           9,037            9,370            14,918            15,812
                                                       -------          -------          --------          --------

OPERATING INCOME                                         1,423            1,478               431               372

OTHER INCOME (EXPENSE):
  EQUITY IN LOSS OF TIDEPOINTE PARTNERS                      0          (    52)              (59)              (52)
  INTEREST INCOME                                           85               44               156                91
  INTEREST EXPENSE                                     (   382)         (   366)             (758)             (739)
                                                       -------          -------          --------          --------
      TOTAL OTHER EXPENSE                                 (297)            (374)             (661)             (700)
                                                       -------          -------          --------          --------

INCOME (LOSS) BEFORE INCOME TAXES                        1,126            1,104              (230)             (328)

INCOME TAX BENEFIT (PROVISION)                         (   383)         (   375)               78               112
                                                       -------          -------          --------          --------

NET INCOME (LOSS)                                          743              729              (152)             (216)

PREFERRED STOCK DIVIDEND REQUIREMENT                   (   223)         (   223)             (445)             (445)
                                                       -------          -------          --------          --------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK         $   520          $   506          ($   597)         ($   661)
                                                       =======          =======          ========          ========

PER SHARE OF COMMON STOCK
  NET INCOME (LOSS)                                    $  0.28          $  0.27          ($  0.32)         ($  0.36)
                                                       =======          =======          ========          ========




SEE ACCOMPANYING NOTES.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                                          APRIL 30,
                                                                    1997            1996
                                                                (UNAUDITED)      (UNAUDITED)
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS                                                        ($  152)         ($  216)

 ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                    743              968
    INCREASE (DECREASE) IN DEFERRED REVENUE                          227              (86)
    INCREASE IN ALLOWANCE FOR DOUBTFUL ACCOUNTS                     --                 16
    INCREASE IN DEFERRED INCOME TAXES                                (78)            (111)
    EQUITY IN LOSS OF TIDEPOINTE PARTNERS                             59             --
 CHANGES IN CURRENT ASSETS AND LIABILITIES:
    INCREASE IN ACCOUNTS AND NOTES RECEIVABLE                       (891)            (856)
    INCREASE IN INVENTORIES                                          (48)            (162)
    DECREASE (INCREASE) IN PREPAID EXPENSES                           72              (42)
    DECREASE IN OTHER ASSETS                                          67               99
    INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                585            1,130
    INCREASE IN OTHER LIABILITIES                                   --                 94
    INCREASE IN ADVANCE DEPOSITS                                   1,366            1,012
    DECREASE IN INCOME TAXES PAYABLE                                (142)             (13)
                                                                 -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          1,808            1,833
                                                                 -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   INCREASE IN SHORT TERM INVESTMENTS                               --                (28)
   CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS                 (1,287)          (2,749)
   ADDITIONS TO NOTE RECEIVABLE FROM TIDEPOINTE PARTNERS             (81)             (80)
                                                                 -------          -------
NET CASH USED IN INVESTING ACTIVITIES                             (1,368)          (2,857)
                                                                 -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL REPAYMENTS OF DEBT                                     (380)            (345)
   ADDITIONS TO LONG-TERM DEBT                                      --                100
   ADDITIONS TO SHORT-TERM DEBT                                      475            1,200
   ADDITIONS TO ADVANCE FROM TIDEPOINTE PARTNERS                   1,167            1,697
   DIVIDENDS PAID                                                   (445)            (445)
                                                                 -------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            817            2,207
                                                                 -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          1,257            1,183
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   1,428            1,968
                                                                 -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 2,685          $ 3,151
                                                                 =======          =======



SEE ACCOMPANYING NOTES.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       APRIL 30, 1997 AND OCTOBER 31, 1996

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

NOTE 2 - INVENTORIES
         -----------

Inventories consist of the following (amounts in thousands):

                                      April 30,   October 31,
                                        1997         1996
                                        ----         ----

Merchandise                             $695         $654

Supplies, parts and accessories           35           35

Food and beverages                        14           11

Other                                     37           33
                                        ----         ----

                                        $781         $733
                                        ====         ====

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):




                                           April 30,       October 31,
                                             1997              1996
                                           --------          --------

Land and land improvements                 $ 19,549          $ 19,712

Buildings                                     6,347             6,432

Machinery and equipment                       5,494             5,034

Property held under capital leases              251               251
                                           --------          --------

                                             31,641            31,429

Less - Accumulated depreciation              (9,172)           (8,550)
                                           --------          --------

                                           $ 22,469          $ 22,879
                                           ========          ========

The discussion in this Report includes forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in item II below, as well as those discussed elsewhere in this Report and the Company's Annual Report on Form 10-K for the year ended October 31, 1996.

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

The Company, through its wholly owned subsidiary, Sea Pines/TidePointe, Inc., owns a 17.5% general partnership interest in TidePointe Partners. TidePointe Partners is a general partnership which is developing and constructing a continuing care retirement community on Hilton Head Island, South Carolina. Phase I construction including the clubhouse, spa and two villa buildings is complete and sales contracts on 84 units of the total 206 units in Phase I had closed as of April 30, 1997.

Sea Pines Senior Living Center, Inc., a wholly owned subsidiary of the Company, has completed construction of the health care facility located within the TidePointe Continuing Care Retirement Community at an approximate cost of $7,700,000. In February 1997 the facility received its operating licenses from the South Carolina Department of Health and Environmental Control and began operations. Operating losses, net of revenue of $152,000 related to the startup phase of the health care facility totalling $540,000 through April 30, 1997 have been included in the Company's consolidated financial statements. See further discussion at Business Outlook and Recent Developments.

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

Results of Operations for 1997 as Compared with 1996

The Company reported consolidated net income of $743,000 and $729,000 for the second quarter ended April 30, 1997 and 1996, respectively. In 1997, consolidated net income includes net operating losses of $540,000 from the initial start-up of the health care facility at TidePointe. These operating losses have been funded by TidePointe Partners and are expected to be recovered from the sale of the facility in the third quarter. Exclusive of health care operations, net income from core business activities was $1,283,000 for the second quarter ended April 30, 1997, a 76% increase over the prior year.

Consolidated revenues during the second quarter totaled $10,460,000, a 3.6% decrease over consolidated revenues reported for the second quarter of 1996. The consolidated revenue for the second quarter of 1996 included revenue from the Sea Pines Country Club of $1,007,000. The Club was turned over to the members effective May 1, 1996, therefore 1997 does not include revenues from Club operations.

Resort revenues increased by 9.7% during the second quarter from $7,597,000 in 1996 to $8,333,000 in 1997. This increase is attributable to improved revenues in the Company's lodging, golf and retail operations.

Real estate revenues decreased by $215,000, or 9%, to $2,128,000 during the second quarter ended April 30, 1997 from the same period last year. This decrease reflects the exceptionally strong 1996 second quarter sales which showed a 41% increase over 1995. Year to date, real estate revenues continue to run 3.6% ahead of the prior year and are indicative of the continued strong brokerage sales the Company has experienced.

Cost of revenues decreased by $773,000, or 10.3%, during the second quarter of 1997 compared to the same period last year. This decrease results primarily from the elimination of costs associated with the Sea Pines Country Club.

Sales and marketing expenses decreased by $82,000, or 13.6%, during the second quarter of 1997 compared to the same period last year. This decrease is attributable to the acceleration of certain collateral materials and media placements into the first quarter of 1997, thus reducing second quarter sales and marketing expenses.

General and administration expenses increased by $97,000, or 13%, from the same period last year. This increase is the result of increased property insurance premiums and legal costs over the prior year.

During the second quarter of 1997, the Company recorded operating losses of $540,000 from the operations of the health care facility located at TidePointe. These losses were anticipated and reflect start-up expenditures and patient level stabilization. See further discussion at Business Outlook and Recent Developments.

Interest expense on the Company's long-term debt remained relatively constant at $382,000 and $366,000 during the second quarter of 1997 and 1996, respectively.

Liquidity and Capital Resources

Cash and short term investments increased by $1,423,000 during the second quarter of 1997 and totaled $2,685,000 at April 30, 1997, of which $2,661,000 was restricted. The Company's working capital deficit decreased by $1,408,000 in the second quarter resulting in a working capital deficit of $1,961,000 at April 30, 1997. The increase in cash and the decrease in working capital deficit are consistent with the seasonal nature of the Company's operations.

The Company maintains a $2.5 million seasonal line of credit used to meet cash requirements during the Company's off-season. As of April 30, 1997, the outstanding balance on the line of credit totaled $1.250 million. In addition to the seasonal line of credit, the Company maintains a $12 million revolving credit facility used for capital investments in business lines consistent with the Company's operations. As of April 30, 1997, the outstanding balance on the revolving credit facility totaled $7.6 million.

At its December 1996 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first two were paid on January 15, 1997 and April 15, 1997. Additional quarterly installments will be paid on July 15, 1997 and October 15, 1997 to shareholders of record on the first day of each of those months.

Business Outlook and Recent Developments

Sea Pines Senior Living Center, Inc., a wholly owned subsidiary of the Company, has completed construction of the health care facility located within the TidePointe Continuing Care Retirement Community at an approximate cost of $7,700,000. In February 1997, the facility received its operating licenses from the South Carolina Department of Health and Environmental Control and began operations. Net operating losses totalling $540,000 through April 30, 1997 have been included in the Company's consolidated financial statements. Sea Pines Senior Living Center, Inc. has negotiated, and expects to enter into an asset purchase agreement with The Rogers Center, LLC to sell the facility for a purchase price of approximately $8,450,000. The Rogers Center, LLC is a wholly owned subsidiary of TidePointe Partners of which the Company is a minority general partner. The asset purchase agreement is pending required regulatory approval from the South Carolina Department of Health and Environmental Control. After recouping the construction cost, Sea Pines Senior Living Center, Inc. will recognize a gain of approximately $750,000 on this sale. This gain is expected to equal the net operating losses incurred in operating the health care facility through the transfer date. The Company expects that this transaction will close and the gain will be recognized in the third quarter. After this point, the Company will only participate in the TidePointe development and related health care operations through its 17.5% general partner interest in TidePointe Partners.

The Company is in the final planning stages for construction of a new conference center in Harbour Town, adjacent to the Harbour Town Clubhouse. The facility will include approximately 15,000 square feet and contain a ballroom, meeting space and catering kitchen facilities. Management believes this facility will enhance the Company's existing facilities and enable the Company to be more competitive in attracting small group meetings and other functions to Sea Pines. Construction will begin upon final governmental approvals and is anticipated to cost approximately $4,700,000 and take approximately one year to complete.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters To A Vote of Security Holders

         a) The Annual Meeting of Shareholders of the Company was held at 3:00 p.m. (EST) on March 1, 1997.

         b) The following Directors of the Company were elected during the Annual Meeting.

                           Paul B. Barringer, II
                           Norman P. Harberger
                           Michael E. Lawrence
                           Thomas C. Morton
                           Robert W. Siler, Jr.

                  The following Directors' terms of office continued after the Annual Meeting:

                           Thomas G. Daniels
                           Ralph L. Dupps, Jr.
                           Charles W. Flynn
                           Arthur P. Sundry
                           Frank E. Zimmerman, Jr.
                           Angus Cotton
                           P. R. Easterlin, Jr.
                           James L. Gray
                           John G. McGarty
                           Joseph F. Vercellotti

         c) At the Annual Meeting the Shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending October 31, 1997. The ratification passed with 1,344,750 affirmative votes, 0 negative votes and 0 abstaining votes.

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

                                               SEA PINES ASSOCIATES, INC.



Date:  June 12, 1997                           /s/ Charles W. Flynn
       -------------                           --------------------
                                               Charles W. Flynn
                                               Chairman



Date:  June 12, 1997                           /s/ Thomas C. Morton
       -------------                           --------------------
                                               Thomas C. Morton
                                               Treasurer