Form 10-Q
period 1997-07-31
SEA PINES ASSOCIATES INC
filed 1997-09-15
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



For quarter ended          July 31, 1997
                           -------------

Commission file number     0-17517
                           -------

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

                             Yes     X           No
                                   -----              -----

The number of shares outstanding of the registrant's common stock as of July 31, 1997 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of July 31, 1997 and October 31, 1996                             3 - 4

         Condensed Consolidated Statements of Operations for
         the Nine Months Ended July 31, 1997 and 1996                          5

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months ended July 31, 1997 and 1996                      6

         Notes to Condensed Consolidated Financial Statements              7 - 8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9 - 12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    12

Item 2 - Changes in Securities                                                12

Item 3 - Defaults Upon Senior Securities                                      12

Item 4 - Submission of Matters To A Vote of
         Security Holders                                                     12

Item 5 - Other Information                                                    12

Item 6 - Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               JULY 31,       OCTOBER 31,
                                                                 1997            1996
                           ASSETS                             (UNAUDITED)       (NOTE)
                                                              -----------     -----------

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS:
    UNRESTRICTED                                                $   260         $   232
    RESTRICTED                                                    2,146           1,196
                                                                -------         -------
                                                                  2,406           1,428
  ACCOUNTS AND NOTES RECEIVABLE, NET OF ALLOWANCE FOR
     DOUBTFUL ACCOUNTS OF $94 AND $27 AT JULY 31, 1997
     AND OCTOBER 31, 1996, RESPECTIVELY                             392           1,029
  CURRENT PORTION OF NOTES RECEIVABLE                               589             344
  INVENTORIES (NOTE 2)                                              652             733
  PREPAID EXPENSES                                                  364             293
                                                                -------         -------
      TOTAL CURRENT ASSETS                                        4,403           3,827
                                                                -------         -------


  NOTES RECEIVABLE OTHER                                          1,673           1,617
  NOTES RECEIVABLE AND ACCRUED INTEREST FROM
     TIDEPOINTE PARTNERS                                          1,816           1,694
  INVESTMENT IN TIDEPOINTE PARTNERS                                 570             809
  DEFERRED LOAN FEES, NET                                            24              49
  OTHER ASSETS, NET                                                  90              91
  REAL ESTATE BROKERAGE INTANGIBLES, NET OF ACCUMULATED
    AMORTIZATION OF $1,277 AND $1,179 AT JULY 31, 1997
    AND OCTOBER 31, 1996, RESPECTIVELY                               33             131

 REAL ESTATE ASSETS
    CONSTRUCTION IN PROGRESS                                        824           8,113
    OPERATING PROPERTIES, NET                                    22,987          22,879
    PROPERTIES HELD FOR FUTURE DEVELOPMENT                        7,047           7,047
                                                                -------         -------
                                                                 30,858          38,039
                                                                -------         -------

TOTAL ASSETS                                                    $39,467         $46,257
                                                                =======         =======




NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT OCTOBER 31, 1996 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.


SEE ACCOMPANYING NOTES.
                                       -3-

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      JULY 31,       OCTOBER 31,
                                                                        1997            1996
            LIABILITIES AND SHAREHOLDERS' EQUITY                     (UNAUDITED)       (NOTE)
                                                                     -----------     -----------

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                $ 2,593         $ 2,037
  ADVANCE DEPOSITS                                                       1,627           1,223
  LINE OF CREDIT WITH BANK                                                --               775
  INCOME TAXES PAYABLE                                                    --               142
  CURRENT PORTION OF DEFERRED REVENUE                                      564             371
  CURRENT MATURITIES OF LONG-TERM DEBT                                     830             783
                                                                       -------         -------
      TOTAL CURRENT LIABILITIES                                          5,614           5,331
                                                                       -------         -------

LONG-TERM DEBT                                                          18,102          18,719
DUE TO TIDEPOINTE PARTNERS                                                --             7,073
OTHER DEFERRED REVENUE                                                     527             214
DEFERRED INCOME TAXES                                                      817             412
                                                                       -------         -------
      TOTAL LIABILITIES                                                 25,060          31,749
                                                                       -------         -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  SERIES A CUMULATIVE PREFERRED STOCK, NO PAR VALUE,
    2,000,000 SHARES AUTHORIZED; 1,228,350 SHARES
    ISSUED AND OUTSTANDING (LIQUIDATION PREFERENCE $9,335,460)           7,218           7,218
  SERIES B JUNIOR CUMULATIVE PREFERRED STOCK, NO PAR
    VALUE, 3,000 SHARES AUTHORIZED; NONE ISSUED
    OR OUTSTANDING                                                        --              --
  COMMON STOCK, 23,000,000 SHARES AUTHORIZED;
    1,842,525 SHARES ISSUED AND OUTSTANDING                              2,166           2,166
  RETAINED EARNINGS                                                      5,023           5,124
                                                                       -------         -------
     TOTAL SHAREHOLDERS' EQUITY                                         14,407          14,508
                                                                       -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $39,467         $46,257
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


SEE ACCOMPANYING NOTES.
                                       -4-

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                     QUARTER ENDED                    NINE MONTHS ENDED
                                                                        JULY 31,                           JULY 31,
                                                                1997              1996              1997              1996
                                                             (UNAUDITED)      (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                                                             -----------      -----------       -----------        -----------

REVENUES, OTHER THAN HEALTH CARE                              $ 10,816          $ 10,491          $ 26,165          $ 26,675


COSTS AND EXPENSES: OTHER THAN HEALTH CARE
  COST OF REVENUES                                               7,535             7,074            18,284            19,031
  SALES AND MARKETING EXPENSES                                     464               399             1,586             1,372
  GENERAL AND ADMINISTRATIVE EXPENSES                              885               974             2,649             2,888
  DEPRECIATION AND AMORTIZATION                                    388               382             1,131             1,350
                                                              --------          --------          --------          --------
      TOTAL COSTS AND EXPENSES                                   9,272             8,829            23,650            24,641
                                                              --------          --------          --------          --------

INCOME FROM OPERATIONS                                           1,544             1,662             2,515             2,034

HEALTH CARE INCOME (EXPENSE)
  REVENUE                                                          193              --                 345              --
  COST OF REVENUES                                                (460)             --                (989)             --
  INTEREST EXPENSE                                                (218)             --                (381)             --
  GAIN ON SALE OF HEALTH CARE BUSINESS AND ASSETS                  846              --                 846              --
                                                              --------          --------          --------          --------
      TOTAL HEALTH CARE INCOME (EXPENSE)                           361                 0              (179)                0
                                                              --------          --------          --------          --------

OTHER INCOME (EXPENSE):
  EQUITY IN LOSS OF TIDEPOINTE PARTNERS                           (180)              (18)             (239)              (70)
  INTEREST INCOME                                                   75                46               231               137
  INTEREST EXPENSE, OTHER THAN HEALTH CARE                        (379)             (351)           (1,137)           (1,090)
  GAIN ON COUNTRY CLUB TURNOVER                                   --               7,747              --               7,747
  IMPAIRMENT LOSS ON REAL ESTATE ASSET HELD FOR SALE              --                (810)             --                (810)
                                                              --------          --------          --------          --------
      TOTAL OTHER INCOME (EXPENSE)                                (484)            6,614            (1,145)            5,914
                                                              --------          --------          --------          --------

INCOME BEFORE INCOME TAXES                                       1,421             8,276             1,191             7,948

INCOME TAX PROVISION                                              (483)           (2,814)             (405)           (2,702)
                                                              --------          --------          --------          --------

NET INCOME                                                         938             5,462               786             5,246

PREFERRED STOCK DIVIDEND REQUIREMENT                              (222)             (222)             (667)             (667)
                                                              --------          --------          --------          --------
NET INCOME ATTRIBUTABLE TO COMMON STOCK                       $    716          $  5,240          $    119          $  4,579
                                                              ========          ========          ========          ========

PER SHARE OF COMMON STOCK
  NET INCOME                                                  $   0.39          $   2.84          $   0.06          $   2.48
                                                              ========          ========          ========          ========




SEE ACCOMPANYING NOTES.
                                       -5-

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                   NINE MONTHS ENDED
                                                                        JULY 31,
                                                                  1997             1996
                                                              (UNAUDITED)       (UNAUDITED)
                                                                 -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                      $   786          $ 5,246

 ADJUSTMENTS TO RECONCILE NET INCOME TO
 NET CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                  1,131            1,350
    INCREASE (DECREASE) IN DEFERRED REVENUE                          506             (567)
    INCREASE IN ALLOWANCE FOR DOUBTFUL ACCOUNTS                       67                4
    IMPAIRMENT LOSS ON REAL ESTATE ASSET HELD FOR SALE              --                810
    GAIN ON COUNTRY CLUB TURNOVER                                   --             (7,747)
    DECREASE IN DEFERRED INCOME TAXES                                405            2,662
    EQUITY IN LOSS OF TIDEPOINTE PARTNERS                            239               70
 CHANGES IN CURRENT ASSETS AND LIABILITIES:
    DECREASE IN ACCOUNTS AND NOTES RECEIVABLE                        269              517
    DECREASE IN INVENTORIES                                           81               35
    INCREASE IN PREPAID EXPENSES                                     (71)            (191)
    DECREASE IN OTHER ASSETS                                         124               70
    INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                556              246
    DECREASE IN OTHER LIABILITIES                                   --               (645)
    INCREASE IN ADVANCE DEPOSITS                                     404              588
    INCREASE (DECREASE) IN INCOME TAXES PAYABLE                     (142)              27
                                                                 -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          4,355            2,475
                                                                 -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   DECREASE IN SHORT TERM INVESTMENTS                               --                475
   CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS                 (1,243)          (1,493)
   ADDITIONS TO NOTE RECEIVABLE FROM TIDEPOINTE PARTNERS            (122)            (121)
                                                                 -------          -------
NET CASH USED IN INVESTING ACTIVITIES                             (1,365)          (1,139)
                                                                 -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL REPAYMENTS OF DEBT                                     (570)            (523)
   ADDITIONS TO LONG-TERM DEBT                                      --                100
   REPAYMENT OF LONG-TERM DEBT                                      (775)            --
   DIVIDENDS PAID                                                   (667)            (667)
                                                                 -------          -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (2,012)          (1,090)
                                                                 -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            978              246
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   1,428            1,968
                                                                 -------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 2,406          $ 2,214
                                                                 =======          =======




SEE ACCOMPANYING NOTES.
                                       -6-

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       JULY 31, 1997 AND OCTOBER 31, 1996

NOTE 1 - BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1996.

NOTE 2 - INVENTORIES
         -----------

Inventories consist of the following (amounts in thousands):

                                      July 31,   October 31,
                                        1997         1996
                                        ----         ----

Merchandise                             $570         $654

Supplies, parts and accessories           35           35

Food and beverages                        11           11

Other                                     36           33
                                        ----         ----

                                        $652         $733
                                        ====         ====

NOTE 3 - OPERATING PROPERTIES
         --------------------

Operating properties consist of the following (amounts in thousands):



                                           July 31,        October 31,
                                             1997              1996
                                           --------          --------

Land and land improvements                 $ 19,549          $ 19,712

Buildings                                     7,038             6,432

Machinery and equipment                       5,663             5,034

Property held under capital leases              251               251
                                           --------          --------

                                             32,501            31,429

Less - Accumulated depreciation              (9,514)           (8,550)
                                           --------          --------

                                           $ 22,987          $ 22,879
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

The Company, through its wholly owned subsidiary, Sea Pines/TidePointe, Inc., owns a 17.5% general partnership interest in TidePointe Partners. TidePointe Partners is a general partnership which is developing and constructing a continuing care retirement community on Hilton Head Island, South Carolina. Phase I construction including the clubhouse, spa and two villa buildings has been completed. As of July 31, 1997, sales contracts on 96 units of the total 206 units in Phase I had closed with an additional 29 units under contract. Phase II development is under consideration as of July 31, 1997, however construction has not commenced.

Sea Pines Senior Living Center, Inc., a wholly owned subsidiary of the Company, recently completed construction of the health care facility located within the TidePointe continuing care retirement community at an approximate cost of $8,100,000. The facility received its operating licenses and began operations in February 1997. Operating losses totaling $644,000, net of revenues of $345,000 relating to start-up operations of the health care facility through July 31, 1997 and interest expense of $381,000 have been included in the Company's consolidated financial statements. TidePointe Partners advanced the Company the funds necessary to construct and operate the facility through July 31, 1997.

On July 31, 1997 Sea Pines Senior Living Center, Inc. sold all of the assets, liabilities and operations relating to the health care facility to The Rogers Center, LLC. The Rogers Center, LLC is a wholly owned subsidiary of TidePointe Partners of which the Company is a 17.5% minority general partner. The sale price of approximately $9,125,000, equaled the funds advanced to the Company by TidePointe Partners to construct and operate the facility. The sale has therefore generated a gain of $1,025,000 which is equal to the net operating losses including interest expense incurred in operating the health care facility through the closing date. As a result of this transaction the Company has recognized a gain on the sale of $845,625 (82.5% of the total gain), and has deferred 17.5% of the gain ($179,375) because of its minority general partner interest in TidePointe Partners. At this point, the Company's involvement in the TidePointe development and related health care operations is limited to its 17.5% general partner interest.

On May 1, 1996 the Company turned over the operations and assets of the Sea Pines Country Club to the equity members as contemplated by the May 1990 Equity Offering Agreement. Effective with this transfer, the Club obtained control of all of its physical assets and assumed complete and total responsibility for its operations and all the other risks and rewards of ownership. Results of Club operations through the turnover date are included in the Company's Consolidated Financial Statements in fiscal year 1996.

Results of Operations for 1997 as Compared with 1996

The Company reported consolidated income before tax of $1,421,000 and $8,276,000 for the third quarter ended July 31, 1997 and 1996, respectively. These amounts include several unusual items. The 1997 income includes a net gain from the sale and third quarter operation of the health care facility of $361,000 and a loss from the Company's equity interest in TidePointe Partners of $180,000. The 1996 income includes the gain on the Country Club turnover of $7,747,000 and the loss on the disposition of the Carolina Center of $810,000. Excluding these items, income from core business activities was $1,240,000 for the third quarter ended July 31, 1997 as compared to $1,339,000 for the same period last year. Consolidated revenues excluding health care during the third quarter totaled $10,816,000, a 3.1% increase over consolidated revenues reported for the third quarter of 1996.

Resort revenues increased by 4.7% during the third quarter from $8,032,000 in 1996 to $8,410,000 in 1997. This increase is attributable to improved revenues in the Company's lodging operations.

Real estate revenues decreased by $63,000, or 2.6%, to $2,404,000 during the third quarter ended July 31, 1997 from the same period last year. Year to date, real estate revenues continue to run 1.3% ahead of the prior year and are indicative of the continued strong brokerage sales the Company has experienced.

Cost of revenues increased by $461,000, or 6.5%, during the third quarter of 1997 compared to the same period last year. This increase includes a $438,000 increase in payments to lodging owners based on increases in resort rentals.

Sales and marketing expenses increased by $65,000, or 16.3%, during the third quarter of 1997 compared to the same period last year. This increase was anticipated and is consistent with the current year financial plan.

General and administration expenses decreased by $89,000, or 9%, from the same period last year. This decrease is the result of decreased legal costs from the prior year due to the absence of litigation related to the Carolina Center.

During the third quarter of 1997, the Company recorded operating losses of $267,000 net of revenues of $193,000, from the operations of the health care facility located at TidePointe. These losses were anticipated and reflect start-up expenditures and patient level stabilization. See further discussion at Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Interest expense on the Company's debt increased by $28,000 or 8% from the same period last year. This increase results from a slight increase in the variable interest rate on the Company's long term debt.

Liquidity and Capital Resources

Cash and short term investments decreased by $279,000 during the third quarter of 1997 and totaled $2,406,000 at July 31, 1997, of which $2,146,000 was restricted. The Company's working capital deficit decreased by $750,000 in the third quarter resulting in a working capital deficit of $1,211,000 at July 31, 1997.

The Company maintains a $2.5 million seasonal line of credit used to meet cash requirements during the Company's off-season. As of July 31, 1997, the line of credit had no outstanding balance. In addition to the seasonal line of credit, the Company maintains a $12 million revolving credit facility used for capital investments in business lines consistent with the Company's operations. As of July 31, 1997, the outstanding balance on the revolving credit facility totaled $7.6 million.

At its December 1996 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first three were paid on January 15, 1997, April 15, 1997 and July 15, 1997. An additional quarterly installment will be paid on October 15, 1997 to shareholders of record on the first day of the month.

Business Outlook and Recent Developments

The Company is in the final planning stages for construction of a new conference center in Harbour Town, adjacent to the Harbour Town Clubhouse. The planned facility will include approximately 15,000 square feet and contain a ballroom, meeting space and catering kitchen facilities. Management believes such a facility will enhance the Company's existing facilities and enable the Company to be more competitive in attracting small group meetings and other functions to Sea Pines. Construction will begin upon completion of planning and is anticipated to cost approximately $4,700,000 and take approximately one year to construct.

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

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Other Information

         None

Item 5.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             27 -Financial Data Schedule (For SEC use only)

         (b) Reports on Form 8-K:

             None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SEA PINES ASSOCIATES, INC.



Date:  September 15, 1997                  Charles W. Flynn
       ------------------                  ----------------
                                           Charles W. Flynn
                                           Chairman



Date:  September 15, 1997                  Thomas C. Morton
       ------------------                  ----------------
                                           Thomas C. Morton
                                           Treasurer