Form 10-K
period 1997-10-31
SEA PINES ASSOCIATES INC
filed 1998-02-13
CIK 846926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended October 31, 1997       Commission file number: 0-17517


                           SEA PINES ASSOCIATES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       South Carolina                                             57-0845789
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


32 Greenwood Drive
Hilton Head Island, South Carolina                                      29928
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (803) 785-3333

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              Common Stock (No Par)
                              ---------------------
                                (Title of Class)

              Series A Cumulative Preferred Stock ($0.722 Dividend
             Rate/$7.60 Liquidation Preference and Redemption Price)
             -------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

The number of shares outstanding of the registrant's common stock as of February 9, 1998 was 1,842,525.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement in connection with its 1997 Annual Meeting of Shareholders on March 14, 1998 is incorporated by reference into Part III.

                                     PART I

THIS REPORT ON FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH IN THIS REPORT, AS WELL AS THOSE CONTAINED IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS
EXHIBIT 99.1 TO THIS REPORT ON FORM 10-K, FACTORS ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


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

         Subsidiaries of the Company include Sea Pines Company, Inc. ("SPC"), Sea Pines Real Estate Company, Inc. ("SPREC"), Sea Pines/TidePointe, Inc., Sea Pines Senior Living Center, Inc. ("SPSLC"), and Fifth Golf Course Club, Inc., all of which are wholly-owned.

         SPC is a full-service resort which owns and operates three golf courses, tennis and various other recreational facilities, home and villa rental management, and food and beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate on Hilton Head Island and its neighboring communities. Sea Pines/TidePointe, Inc. was formed to invest in a general partnership, TidePointe Partners, that has developed a continuing care retirement community on Hilton Head Island. SPSLC was established to construct a healthcare facility within the TidePointe retirement community. The healthcare facility was completed and licensed in February 1997 and was operated by the Company prior to its sale on July 31, 1997.

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

         (b) FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS. See Note 15 to the consolidated financial statements for business segment information.

         (c) NARRATIVE DESCRIPTION OF BUSINESS. The Company's business is divided into three primary segments: resort operations, real estate brokerage, and Country Club operations (prior to Club turnover on May 1, 1996). Additionally, the Company developed and operated a healthcare facility within the TidePointe retirement community on Hilton Head Island until its sale on July 31, 1997. The Company retains an ownership interest in the partnership that is developing TidePointe.

                  1. RESORT OPERATIONS. Resort operations consist primarily of the operation of three resort golf courses, a 28 court racquet club, a home and villa rental management company, retail outlets, food service operations, and other recreational facilities. For fiscal year 1997, resort operations accounted for approximately $26,322,000 (73%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $14,688,000 (41%) and home and villa rental management activities responsible for revenues of approximately $10,001,000 (28%). For fiscal year 1996, resort operations accounted for approximately $24,588,000 (70%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $12,631,000 (36%) and home and villa rental management activities responsible for revenues of approximately $9,068,000 (26%). For fiscal year 1995, resort operations accounted for approximately $22,299,000 (68%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $11,414,000 (35%) and home and villa rental management activities responsible for revenues of approximately $8,974,000 (27%).

         During each of the fiscal years 1997, 1996 and 1995, approximately 70% of golf and tennis revenues and 90% of home and villa rentals were derived from vacation and conference use at Sea Pines. As a result, the Company believes its success is dependent upon Hilton Head (in general) and Sea Pines (in particular) continuing to be considered as prime destination resort areas, with appropriate lodging and conference facilities. The remaining golf and tennis volume, approximately 30%, was generated from Hilton Head Island residents.

         During fiscal years 1997, 1996 and 1995, residents and vacationers utilizing accommodations at Sea Pines accounted for approximately 85-90% of the use of the Company's golf and tennis facilities, with the remainder attributable to use by persons residing outside Sea Pines. Fees charged to the general public for use of the Company's facilities are typically higher than the fees charged to persons residing within Sea Pines. The Company is also a party to certain use and access agreements terminable at will with several developments and hotels located outside of Sea Pines. These agreements generally provide the management and guests of those particular developments and hotels with access to the Company's facilities at rates slightly lower than those available to the general public. In addition, the Company will occasionally offer special discounts and package rates as part of its ongoing promotional activities. Use of the Company's facilities resulting from such agreements and discounts does not represent a material portion of overall resort usage and has no significant impact on the Company's golf and tennis revenues.

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

         The Company's golf and tennis operations consist primarily of the marketing and maintenance of the Company's facilities. The Company receives court fees, greens fees, cart rental fees, and income from merchandise sales. The Company's tennis facility and the three resort golf courses are open to the general public. Maintenance and overhead expenses associated with the Company's golf and tennis operations remain generally stable despite the volume of facility usage. As a result, the Company's current and future financial results are substantially dependent upon the revenues generated from the usage of its facilities, which revenues are a function of both the volume of usage and the fee levels the Company is in a position to charge in its market area.

         Resort operations employed approximately 249 people as of October 31, 1997.

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

         For fiscal year 1997, real estate brokerage operations accounted for approximately $9,574,000 (27%) of the Company's total revenue. For fiscal year 1996, real estate brokerage operations accounted for approximately $8,504,000 (24%) of the Company's total revenue. For fiscal year 1995, real estate brokerage operations accounted for approximately $7,070,000 (21%) of the Company's total revenue.

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

         SPREC employed 24 people and had 88 sales agents as of October 31, 1997.

                  3. COUNTRY CLUB OPERATIONS. On May 1, 1996 the Company turned over the operations and assets of The Sea Pines Country Club to the equity members as contemplated by the May 1990 Equity Offering Agreement. Effective with this transfer, the Club obtained control of all of its physical assets and assumed complete and total responsibility for its operation and all the other risks and rewards of ownership. As a result of recognizing the deferred income related to past membership sales and removing the Club assets from the Company's financial statements, the turnover generated in 1996, a non-cash gain of $7,747,000 (approximately $4,786,000 after income tax effect) which is included as other income in the Company's 1996 statement of operations.

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

                  4. TIDEPOINTE RETIREMENT COMMUNITY. On January 14, 1994, Sea Pines/TidePointe, Inc., a subsidiary of the Company, entered into a general partnership, TidePointe Partners (the "Partnership"), with Providers Enterprises, Inc., for the purpose of constructing, developing and operating a continuing care retirement community on Hilton Head Island, South Carolina, to be known as TidePointe. The Company contributed $850,000 of certain predevelopment costs for a 17.5% interest in the partnership, and the other partner made an initial cash contribution of $6,000,000 for an 82.5% interest in the partnership. In addition the Company has loaned $1,505,000 to the Partnership.

         The Partnership has developed the infrastructure for a two-phase residential development including an assisted living and skilled nursing healthcare facility and general amenities including a clubhouse and fitness and activities center. The project is planned to have a total of 329 fee simple residential units, including 232 apartment-style villas, 10 quadraplex verandas, comprising a total of 40 units, and 57 single family cottages.

         The construction of the healthcare facility located within the TidePointe retirement community was completed by the Company's wholly-owned subsidiary, Sea Pines Senior Living Center, Inc., in February 1997. The Company operated the facility from its opening in February through its sale on July 31, 1997 to the Rogers Center, LLC, an entity controlled by the Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1997 Compared to 1996."

         In December 1997, the Company learned that PIE Mutual Insurance ("PIE Mutual"), the ultimate parent company of the majority general partner of the Partnership, had been placed under the supervision of the Insurance Department of the State of Ohio for the purpose of rehabilitation and possible liquidation, due to questions about PIE Mutual's financial condition. Based upon the Partnership's 1997 results and the uncertainty caused by the majority partner's financial problems, the Company has recorded a write down of all of its remaining investment in and advances to the Partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1997 Compared to 1996."

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. All of the Company's operations are confined to Beaufort County, South Carolina. See Item 1(a).

ITEM 2. PROPERTIES.

         (a) GOLF FACILITIES. SPC directly owns three 18-hole resort golf courses known as the Harbour Town Golf Links, the Ocean Course and the Sea Marsh Course, all of which are located within Sea Pines. Each of the Company's golf courses is fully utilized during the peak occupancy period on Hilton Head Island, which is March through November.

         The Harbour Town Golf Links property consists of approximately 136 acres, including a driving range. Harbour Town is the site of the MCI Classic, a regular stop on the PGA Tour. Adjacent to the Harbour Town Golf Links is the Heritage Clubhouse which contains a pro shop, restaurant space which is leased to a restaurant operator, and other small meeting and dining facilities. The Company is planning the construction of a conference center addition to this site - see Business Outlook and Recent Developments.

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

         In addition to the foregoing tracts, SPC owns the right to construct approximately 66 dwelling units within Sea Pines along with the right to construct 100 hotel rooms at the Plantation Club site and 60 hotel rooms in the Harbour Town area.

         (g) FOREST PRESERVE/FIFTH GOLF COURSE CLUB, INC. SPC owns a 495 acre tract of land known as the Sea Pines Forest Preserve. Various recreational activities are permitted to be conducted on 181 of these acres and the Fifth Golf Course Club, Inc. is investigating various possibilities. Among such possibilities is the development of a golf course. However, construction of such a golf course would require the approval of 75% of Sea Pines property owners voting on such issue. The balance of the Forest Preserve is generally limited to use as a wildlife preserve, although certain sanitation uses are permitted. In August, 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 1997 approximately 90 of the 404 acres had been donated and title transferred. The remaining 314 acres is leased to the same not-for-profit organization.

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

         (j) LEASES. SPC currently leases approximately 31,000 square feet of space used for the golf maintenance facilities, and Sea Pines Real Estate Company, Inc. leases approximately 10,000 square feet of office space in 6 locations throughout the Island.

         (k) OTHER REAL ESTATE. SPC owns a small office building in the Harbour Town area known as the Saddlebag Building, the majority of which is currently leased to The Family Circle Magazine Cup, and three small commercial buildings in Harbour Town, two of which currently serve as sales offices for Sea Pines Real Estate Company.

         (l) HEALTHCARE FACILITY. The Company agreed to construct a healthcare facility within the TidePointe retirement community. This facility consists of 35 assisted living units, 44 skilled nursing rooms, including 10 dedicated to Alzheimer patients, with dining room facilities and other common areas. All of the assets, liabilities and operations of the healthcare facility were sold to The Rogers Center, LLC, a wholly owned subsidiary of

TidePointe Partners, on July 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1997 Compared to 1996."

ITEM 3. LEGAL PROCEEDINGS.

         The Company is a defendant in a lawsuit filed in November 1995 in Beaufort County, South Carolina by Grey Point Associates, Inc. and its principals relating to a contractual relationship. The suit alleges breach of contract and seeks unspecified damages. The Company has answered the suit and filed a counter-claim for unspecified damages. The Company intends to defend its position vigorously and pursue its counterclaim against the plaintiff. However, neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time.

         The Company is a defendant in a lawsuit filed in January 1996 in Beaufort County, South Carolina by Property Research Holdings, Inc. relating to title of real and personal property. The suit alleges ownership of certain parcels of real property and various personal property and seeks a declaratory judgement. The Company has answered the suit and intends to defend its position vigorously, however, neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time.

         The Company is a defendant in a lawsuit filed in April 1997 in Beaufort County, South Carolina by Harbour Town Villas, et al. relating to the construction of a new conference Center in Harbour Town, adjacent to the Harbour Town Clubhouse. The suit, filed by adjoining property owners, challenges the Company's right to construct such a facility on the site. The Company is currently defending the action. While no final decision has been reached, the court has indicated that an order may be issued which would allow the construction of the facility only if an inn or hotel is built in conjunction with the conference facility. As of October 31, 1997 the Company had capitalized predevelopment costs of $328,000 relating to the facility. If the Company is prevented from constructing this facility in the future, these costs will be expensed at that time.

         The Company is also a defendant in a lawsuit filed on December 19, 1997 by thirteen condominium rental companies and two persons owning property within Sea Pines Resort. The suit alleges that the Company has implemented a tying arrangement by imposing certain restrictions regarding access to its pool and parking facilities within Sea Pines resort for vacationers renting condominiums not listed with the rental agency operated by the Company. The suit further alleges that the Company is not the lawful owner in fee simple title of certain swimming pools, roadways, permanent and common parks, and other amenities to which it claims fee simple title. The complaint seeks treble damages, injunctive relief and a declaratory judgment establishing the rights and obligations of the parties in the contested areas, and the recovery of fees collected by the Company for use of the contested areas. The Company has not filed an answer to the complaint but it intends to contest the case vigorously.

         The Company is subject to other claims and suits in the ordinary course of business. In management's opinion, such currently pending legal proceedings and claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

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

         Set forth below are the high and low closing sales price for units of the Company's stock for each quarter of the last two fiscal years:

         Fiscal Year Ended
         October 31, 1997                    High                   Low
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

         (b) HOLDERS. As of October 31, 1997 there were approximately 637 holders of record of shares of Common Stock. Most of the holders hold units consisting of shares of both Common Stock and shares of Preferred Stock (generally in units of 750 shares of Common Stock and 500 shares of Preferred Stock).

         (c) DIVIDENDS. The Articles of Incorporation of the Company provide for dividends on the preferred stock of $.722 per share per annum. The Company has paid all accrued dividends on the preferred stock through the fiscal year ended October 31, 1997.

         At its December 1997 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $.722 per share. This dividend is payable in equal quarterly installments of approximately $.181 per share on January 15, 1998, April 15, 1998, July 15, 1998, and October 15, 1998 to shareholders of record on January 2, 1998, April 1, 1998, July 1, 19987 and October 1, 1998 respectively.

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

         RESULTS OF OPERATIONS

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

         As more fully discussed in "1997 Compared with 1996", the Company reported improvements to the financial results of its resort and real estate brokerage operations. Revenues from the resort operations of Sea Pines Company and the real estate brokerage operation of Sea Pines Real Estate Company totalled $35.9 million in 1997. Income from operations, other than healthcare, was $3.7 million in 1997, representing a 61.9% increase in operating income.

         Although the Company experienced improved results in its core business, the Company is reporting a net loss of $66,000. This net loss is the result of recording a write down of all the Company's remaining investment in and advances to TidePointe Partners, which, when combined with its equity share of the fiscal 1997 TidePointe Partners operating loss, totalled $2.7 million. The Company recorded this write down as a result of 1997 operations of the partnership and the poor financial condition of the majority partner in the partnership. This write down is more fully discussed below in "1997 Compared to 1996" and note 8 of the consolidated financial statements included in this report.

1997 COMPARED TO 1996

         The Company reported increases in resort and real estate brokerage revenues and gross margins in fiscal year 1997 as compared to fiscal year 1996. Resort revenues increased $1.7 million, or 7.1%, in 1997 and real estate brokerage revenues increased $1.1 million, or 12.6%, in 1997. Resort gross margin increased 8.4% to $10.0 million during the year and real estate brokerage gross margin increased 21.9% to $1.1 million.

         Volume and average rate increases in the Company's lodging accommodations during 1997 resulted in improvements in resort revenues and gross margin. The Company experienced growth in demand for lodging accommodations during the normally busy spring and summer vacation seasons during the year. Occupied unit nights totalled 58,259 during the year, representing a 2.2% increase over 1996. The average daily rate for lodging accommodations increased 8.8% in 1997, averaging $164 for 1997. Revenue from golf operations also increased during the year as the average rate per golf round increased 3.9% in 1997. The Company has maintained its market share of golf rounds in an increasingly competitive market by offering well maintained courses and professionally staffed pro shops. The improved practice and teaching facility at the Plantation Club has allowed the Company to expand its offering of golf clinics and lessons to players of all skill levels. The Company also reported increased food and beverage results in 1997 as a result of improvements made to certain food and beverage facilities and the restructuring of the food and beverage operations.

         Several factors were attributable to the improved financial results experienced by the Company's real estate brokerage operations. The market value of real estate in Sea Pines and throughout the Hilton Head Island area continued to escalate in 1997 producing higher sales prices and larger brokerage commissions. The Hilton Head Island real estate market continues to experience significant demand in the second home market, particularly ocean front and ocean oriented property. This demand is supported by favorable economic conditions in national stock and mutual fund financial markets and the generally favorable business climate throughout the country. Mortgage interest rates available to purchasers of real estate decreased in 1997 and were nearing a 30 year low at the Company's year end. The Company has continued to maintain its island wide market share of sales and listings of real estate through creative marketing campaigns, aggressive positioning in the market, and by attracting and retaining professional real estate sales executives.

         Sales and marketing expenses were $1.4 million in 1997, representing a 12.9% increase over 1996. The increase was attributable to additional media advertisements, marketing collateral materials, and sales commissions necessary to maintain the Company's market share in its competitive lines of business.

         General and administrative expenses increased 7.4% in 1997, or $309,000, totalling $4.5 million for the year. This increase was primarily the result of increased property and casualty insurance premiums from the Company's decision to expand its coverage to include business interruption from the threat of hurricanes and other major storms.

         The Company, through its wholly owned subsidiary, Sea Pines/TidePointe, Inc. owns a 17.5% general partnership interest in TidePointe Partners (the "Partnership"). The Company formed the Partnership on January 14, 1994 with Providers Enterprises, Inc. (a 82.5% general partner) for the purpose of constructing, developing and operating a continuing care retirement community on Hilton Head Island, South Carolina, to be known as TidePointe.

         The construction of the healthcare facility located within the TidePointe retirement community was completed by the Company's wholly owned subsidiary, Sea Pines Senior Living Center, Inc., in February 1997. The Company operated the facility from its opening in February through its sale on July 31, 1997, a period of approximately five months. The start-up operations of the healthcare facility produced an operating loss of $644,000 and interest expense of $381,000 during the period the Company operated the facility. TidePointe Partners funded the operating loss and interest expense, in accordance with the partnership agreement. On July 31, 1997 Sea Pines Senior Living Center, Inc. sold all of the assets, liabilities and operations relating to the healthcare facility at TidePointe to the Rogers Center, LLC, a subsidiary of TidePointe Partners. The Sale generated a net gain of $1,025,000 which was equal to the net operating losses including interest expense incurred in operating the healthcare facility through the closing date. As a result of this transaction the Company has recognized a gain on the sale of $845,626 (82.5% of the total gain), and has deferred $179,375 (17.5% of the total gain) because of its minority general partner interest in TidePointe Partners.

         In December 1997, the Company learned that PIE Mutual Insurance Company ("PIE Mutual"), the ultimate parent company of Providers Enterprises, Inc., the 82.5% majority partner in the partnership, had been placed under the supervision of the Insurance Department of the State of Ohio for the purpose of rehabilitation and possible liquidation, due to questions about PIE Mutual's financial condition. PIE Mutual has provided significant equity capital, debt and debt collateral for the Partnership. The Company is currently seeking to understand the Insurance Department's intentions and its own rights, obligations and options. The Company understands that the Insurance

Department is evaluating all of the assets of PIE Mutual, including its interest in the Partnership, and appears to be seeking buyers for either the 82.5% interest owned by PIE Mutual or the TidePointe project assets.

         The Company believes that its liability, if any, is limited to its general partner interest and the assets of Sea Pines/TidePointe, Inc. Sea Pines/TidePointe, Inc.'s only assets are its investment in and advances to the Partnership. Pursuant to the partnership agreement, the Company is under no obligation to fund additional monies to the Partnership.

         The Company is uncertain at this time as to the impact that these matters may have on the Partnership, the future of the TidePointe project and its operations, or the recoverability of the amounts which the Company has invested or advanced to the Partnership. Based on the results of the 1997 operations of the Partnership and the significant uncertainties created by the majority partner's financial problems the Company has recorded a write down of all of its remaining investment in and advances to TidePointe Partners, which, when combined with its equity share of TidePointe Partners' operating loss, totaled $2.7 million in fiscal 1997. The Company's share of any future proceeds, if any, either from operations of the Partnership or from the sale of the partnership assets or the Company's 17.5% partnership interest will be recognized as income by the Company.

1996 COMPARED WITH 1995

         The Company reported total consolidated revenues of $34,958,000 for the fiscal year ended October 31, 1996, a 5.8% increase over the prior year. Consolidated income before tax during the fiscal year was $8,739,000, including the gain on the Country Club turnover of $7,747,000 and the impairment loss on the Carolina Center sale of $810,000. Excluding these items, consolidated income for the year was $1,802,000, an increase of $2,219,000 from the consolidated net loss of $417,000 reported for the fiscal year ended October 31, 1995. The increases in consolidated revenues and net income are attributable to several operating factors, the most significant being increases in real estate brokerage revenues and golf operations revenues due to the reopening of the Ocean Golf Course, which was closed for renovation during fiscal 1995.

         Interest expense on long term debt increased by $154,000 in 1996, or 11.9%, as compared with 1995. This increase was the result of additional borrowing in 1996 relating to capital investments during the year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $752,000 during fiscal 1997 and totalled approximately $2,180,000 at October 31, 1997, of which $1,965,000 is restricted. This increase results from higher levels of advanced deposits held on future lodging reservations and real estate transactions. Working capital increased during the current year by $336,000 resulting in a working capital deficit of $1,168,000 at October 31, 1997.

         The Company invested approximately $1,378,000 in resort capital expenditures. Capital investments in 1997 included an enlargement and renovation of the Harbour Town Golf Links practice facility and renovations to certain of the Company's food and beverage facilities along with normal expenditures for equipment replacement and resort facility improvements. During the ten year period from November 1, 1987 through October 31, 1997, the Company has invested over $31 million in capital purchases, property acquisitions and property improvements thereby significantly enhancing the resort assets originally acquired in 1987.

         The Company has a $12 million revolving credit facility with its principal corporate lender to fund capital investments in business lines consistent with current operations. As of October 31, 1997, the Company had drawn $7,600,000 on this credit facility. The Company must obtain the lender's approval on a project-by-project basis before using any of the remaining availability of this revolving credit facility.

         Long term debt, including the revolving credit facility totaled $18,719,000 at October 31, 1997, a $7,856,000 decrease over 1996. This significant decrease results from the repayment of the advances from TidePointe Partners in connection with the construction and operation of the TidePointe healthcare facility.

         In addition to the revolving credit facility, the Company maintains a $2.5 million seasonal line of credit with its principal corporate lender. This line is used to meet cash requirements during the Company's off-season winter months. As of October 31, 1997, the outstanding balance on the seasonal line of credit was $467,000.

         The Company expects that available cash, cash provided by operations, and existing short term and long term lines of credit will be sufficient to meet its cash requirements through October 31, 1998.

BUSINESS OUTLOOK AND RECENT DEVELOPMENTS

         The Company is in the final planning stages for construction of a new conference center in Harbour Town, adjacent to the Harbour Town Clubhouse. The planned facility will include approximately 15,000 square feet and contain a ballroom, meeting space and catering kitchen facilities. Management believes such a facility will enhance the Company's existing facilities and enable the Company to be more competitive in attracting small group meetings and other functions to Sea Pines. Construction will begin upon completion of planning and is anticipated to cost approximately $4,700,000 and take approximately one year to construct. The Company intends to finance the project with the remaining $4.4 million available on its revolving credit facility with its principal corporate lender.

         During fiscal 1998 the Company in its role as minority general partner in the Partnership, plans to work closely with the Insurance Department of the State of Ohio concerning the TidePointe project. This work will focus on helping the project achieve its potential, while assisting the Insurance Department in seeking a purchaser for PIE Mutual's 82.5% partnership interest or possibly for the Partnership's assets in total.

YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its existing software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

         The Company will utilize both internal and external resources to program, or replace and test its software for year 2000 modifications. The Company has discussed this issue with all of its third party software providers and has planned for future year 2000 compliant updates. The Company has not determined the total cost of the year 2000 project. However, the costs are not expected to have a material effect on the results of operations. The Company plans to complete the year 2000 project not later than June 30, 1999 and is currently on schedule to meet this target.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by Part III (Items 10, 11 and 12) has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended October 31, 1997 a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10, under the caption "Election of Directors," (ii) with respect to Item 11, under the caption "Executive Compensation" and (iii) with respect to Item 12, under the caption "Principal Shareholders".

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

         (3) Exhibits:

         The exhibits listed on the accompanying Exhibit Index at pages E-1 to E-6 are filed as part of this report.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Sea Pines Associates, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SEA PINES ASSOCIATES, INC.



Dated: February 13, 1998                          By: /s/ Charles W. Flynn
                                                      --------------------
                                                      Charles W. Flynn
                                                      Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Sea Pines Associates, Inc., and in the capacities and on the dates indicated.

       Signature                           Title                     Date
       ---------                           -----                     ----

/s/ Charles W. Flynn              Chairman and Director        February 13, 1998
--------------------------
Charles W. Flynn


/s/ Michael E. Lawrence           Chief Executive Officer      February 13, 1998
--------------------------        and Director
Michael E. Lawrence


/s/ Thomas C. Morton              Treasurer (Principal         February 13, 1998
--------------------------        Financial and
Thomas C. Morton                  Accounting Officer)
                                  and Director


/s/ Norman P. Harberger           Vice Chairman and            February 13, 1998
--------------------------        Director
Norman P. Harberger


/s/ Angus Cotton                  Secretary and                February 13, 1998
--------------------------        Director
Angus Cotton

/s/ Paul B. Barringer, II*        Director                     February 13, 1998
--------------------------
Paul B. Barringer, II


/s/ Thomas G. Daniels             Director                     February 13, 1998
--------------------------
Thomas G. Daniels


/s/ Ralph L. Dupps, Jr. *         Director                     February 13, 1998
--------------------------
Ralph L. Dupps, Jr.


/s/ P. R. Easterlin, Jr.          Director                     February 13, 1998
--------------------------
P. R. Easterlin, Jr.


/s/ James L. Gray   *             Director                     February 13, 1998
--------------------------
James L. Gray


/s/ John G. McGarty               Director                     February 13, 1998
--------------------------
John G. McGarty


/s/ Robert W. Siler, Jr.          Director                     February 13, 1998
--------------------------
Robert W. Siler, Jr.


/s/ Arthur P. Sundry              Director                     February 13, 1998
--------------------------
Arthur P. Sundry


/s/ Joseph F. Vercellotti         Director                     February 13, 1998
--------------------------
Joseph F. Vercellotti


/s/ Frank E. Zimmerman, Jr.       Director                     February 13, 1998
--------------------------
Frank E. Zimmerman, Jr.

*By: /s/ Angus Cotton
--------------------------
    Angus Cotton
    Attorney-in-Fact for each
    of the persons indicated

                           SEA PINES ASSOCIATES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Balance Sheets at October 31, 1997 and 1996 . . . . . .  F-3 thru 4

Consolidated Statements of Operations for the years
  ended October 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Shareholders' Equity
  for the years ended October 31, 1997, 1996 and 1995 . . . . . . . . . . .  F-6

Consolidated Statements of Cash Flows for the years
  ended October 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . F-7 thru 8

Notes to Consolidated Financial Statements . . . . . . . . . . . . . F-9 thru 30

Report on Financial Statement Schedule . . . . . . . . . . . . . . . . . .  F-31

Schedule II - Valuation and Qualifying Accounts
  For the Years Ended October 31, 1997, 1996 and 1995 . . . . . . . . . . . F-32

                         Report of Independent Auditors

Board of Directors and Shareholders of
   Sea Pines Associates, Inc.

 We have audited the accompanying consolidated balance sheets of Sea Pines Associates, Inc. (the "Company") as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sea Pines Associates, Inc. at October 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.


                                          /s/ Ernst & Young LLP

 Atlanta, Georgia
 January 27, 1998

                           Sea Pines Associates, Inc.

                           Consolidated Balance Sheets


                                                                              OCTOBER 31
                                                                      1997                  1996
                                                              --------------------------------------------
                                                                       (In Thousands of Dollars)
 ASSETS
 Current assets:
   Cash and cash equivalents, including cash held in escrow
     of $1,965 and $1,196 at October 31, 1997 and 1996,
     respectively                                                 $    2,180            $    1,428
   Accounts receivable, less allowance for doubtful accounts
     of $73 and $27 at October 31, 1997 and 1996,
     respectively                                                        965                 1,029
   Current portion of notes receivable                                   402                   344
   Inventories                                                           617                   733
   Prepaid expenses                                                      240                   293
                                                              --------------------------------------------
 Total current assets                                                  4,404                 3,827



 Notes receivable-other                                                1,894                 1,617
 Investment in and advances to TidePointe Partners, net                    -                 2,503
 Deferred income taxes                                                   805                     -
 Deferred loan fees, net                                                  61                    49
 Other assets, net                                                        87                    91
 Intangibles, net of accumulated amortization of $1,310 and
   $1,179 at October 31, 1997 and 1996, respectively                       -                   131
                                                              --------------------------------------------
                                                                       2,847                 4,391
 Real estate assets
   Construction in progress                                              598                 8,113
   Operating properties, net                                          22,942                22,879
   Properties held for future development                              7,023                 7,047
                                                              --------------------------------------------
                                                                      30,563                38,039

                                                              --------------------------------------------
 Total assets                                                     $   37,814            $   46,257
                                                              ============================================

                           Sea Pines Associates, Inc.

                           Consolidated Balance Sheets


                                                                              OCTOBER 31
                                                                      1997                  1996
                                                              --------------------------------------------
                                                                       (In Thousands of Dollars)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued expenses                          $    1,810           $     2,037
   Advance deposits                                                    1,880                 1,223
   Line of credit with bank                                              467                   775
   Income taxes payable                                                  166                   142
   Current portion of deferred revenue                                   439                   371
   Current maturities of long-term debt                                  810                   783
                                                              --------------------------------------------
 Total current liabilities                                             5,572                 5,331

 Long-term debt                                                       17,909                18,719
 Due to TidePointe Partners                                                -                 7,073
 Other deferred revenue                                                  778                   214
 Deferred income taxes                                                     -                   412
                                                              --------------------------------------------
 Total liabilities                                                    24,259                31,749

 Commitments and contingencies

 Shareholders' equity:
   Series A cumulative preferred stock, no par
     value, 2,000,000 shares authorized; 1,228,350
     shares issued and outstanding (liquidation preference
     $9,335,460)                                                       7,218                 7,218
   Series B junior cumulative preferred stock,
     no par value, 3,000 shares
     authorized, none issued or outstanding                                -                     -
   Common stock, 23,000,000 shares authorized,
     no par value, 1,842,525 shares issued and
     outstanding                                                       2,166                 2,166
   Retained earnings                                                   4,171                 5,124
                                                              --------------------------------------------
 Total shareholders' equity                                           13,555                14,508
                                                              --------------------------------------------
 Total liabilities and shareholders' equity                       $   37,814           $    46,257
                                                              ============================================

See accompanying notes.

                           Sea Pines Associates, Inc.

                      Consolidated Statements of Operations


                                                                  YEAR ENDED OCTOBER 31
                                                       1997                 1996               1995
                                                -----------------------------------------------------------
                                                   (In Thousands of Dollars, Except Per Share Amounts)

Revenues, other than healthcare                       $  35,896           $  34,958             $ 33,044

Cost and expenses, other than healthcare:
   Cost of revenues                                      24,781              24,758               24,772
   Sales and marketing expenses                           1,376               1,219                1,368
   General and administrative expenses                    4,446               4,137                4,165
   Depreciation and amortization                          1,586               1,745                1,920
   Impairment loss on Carolina Center                         -                 810                    -
                                                -----------------------------------------------------------
                                                         32,189              32,669               32,225
                                                -----------------------------------------------------------

Income from operations, other than healthcare             3,707               2,289                  819

Healthcare income (expense)
   Revenue                                                  345                   -                    -
   Cost of revenues                                        (989)                  -                    -
                                                -----------------------------------------------------------
                                                           (644)                  -                    -
                                                -----------------------------------------------------------

Income from operations                                    3,063               2,289                  819

Other income (expense):
   Equity in loss and write down of investment
     in and advances to TidePointe Partners              (2,658)                (22)                   -
   Gain on sale of healthcare business and assets           846                   -                    -
   Gain on equity club turnover                               -               7,747                    -
   Interest income                                          325                 176                   61
   Interest expense, net of amounts capitalized
     Healthcare                                            (381)                  -                    -
     Other                                               (1,476)             (1,451)              (1,297)
                                                -----------------------------------------------------------
                                                         (3,344)              6,450               (1,236)
                                                -----------------------------------------------------------
Income (loss) before income taxes                          (281)              8,739                 (417)

Provision for (benefit from) income taxes                  (215)              3,340                 (125)
                                                -----------------------------------------------------------
Net income (loss)                                           (66)              5,399                 (292)

Preferred stock dividend requirements                       887                 887                  887
                                                ===========================================================

Net income (loss) attributable to common stock        $    (953)          $   4,512             $ (1,179)
                                                ===========================================================

Per share of common stock
   Net income (loss)                                  $   (0.52)          $    2.45             $  (0.64)
                                                ===========================================================

See accompanying notes.

                           Sea Pines Associates, Inc.

                 Consolidated Statements of Shareholders' Equity



                                            SERIES A                                   RETAINED
                                        PREFERRED STOCK          COMMON STOCK          EARNINGS
                                     -------------------------------------------     (ACCUMULATED
                                      SHARES      AMOUNT      SHARES      AMOUNT       DEFICIT)         TOTAL
                                      ----------------------------------------------------------------------------
                                                              (In Thousands of Dollars)

Balance at October 31, 1994           1,228      $8,105       1,843      $2,166         $  904         $11,175
   Net loss                               -         -             -          -            (292)           (292)
   Declaration of preferred stock
     dividend of $0.722 per share         -         -             -          -            (887)           (887)
                                      ----------------------------------------------------------------------------
Balance at October 31, 1995           1,228       8,105       1,843       2,166           (275)          9,996
   Net income                             -         -             -          -           5,399           5,399
   Declaration of preferred stock
     dividend of $0.722 per share         -        (887)          -          -               -            (887)
                                      ----------------------------------------------------------------------------
Balance at October 31, 1996           1,228       7,218       1,843       2,166          5,124          14,508
   Net loss                                                                                (66)            (66)
   Declaration of preferred stock
     dividend of $ 0.722 per share        -         -             -          -            (887)           (887)
                                      ----------------------------------------------------------------------------
Balance at October 31, 1997           1,228      $7,218       1,843      $2,166         $4,171         $13,555
                                      ============================================================================


See accompanying notes.

                           Sea Pines Associates, Inc.

                      Consolidated Statements of Cash Flows

                                                                         YEAR ENDED OCTOBER 31
                                                                   1997           1996           1995
                                                              ---------------------------------------------
                                                                       (In Thousands of Dollars)
OPERATING ACTIVITIES
Net income (loss)                                               $    (66)      $  5,399         $ (292)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                 1,586          1,745          1,920
     Gain on equity club turnover                                      -         (7,747)             -
     Allowance for doubtful accounts                                  46             (3)             9
     Deferred income taxes                                        (1,217)         3,074           (138)
     Gain on sale of asset                                          (226)             -              -
     Write off of assets                                              56              -              -
     Loss on real estate assets                                        -            585            123
     Equity in loss and write down of investment in and
       advances to TidePointe Partners                             2,658             22              -
     Changes in current assets and liabilities:
        Accounts and notes receivable                               (317)           369            112
        Inventories                                                  116             16            (40)
        Prepaid expenses                                              53            (92)            21
        Deferred loan fees                                           (41)             -              -
        Other assets                                                   -             41            (36)
        Accounts payable and accrued expenses                       (227)          (264)          (164)
        Deferred revenue                                             564            107            (47)
        Advance deposits                                             657           (223)           161
        Income taxes payable                                          24            129           (154)
        Current portion of deferred revenue                           68           (487)            71
        Other liabilities                                              -           (645)           191
                                                              ---------------------------------------------
Net cash provided by operating activities                          3,734          2,026          1,737

INVESTING ACTIVITIES
Short-term investments                                                 -            475            (40)
Proceeds from sale of equity memberships                               -              -            259
Proceeds from sale of assets                                         529             47              -
Capital expenditures and property acquisitions                    (1,378)        (2,407)        (3,922)
Increase in note receivable and accrued interest from
   TidePointe Partners                                              (155)          (156)        (1,538)
                                                              ---------------------------------------------
Net cash used in investing activities                             (1,004)        (2,041)        (5,241)

                           Sea Pines Associates, Inc.

                                                                         YEAR ENDED OCTOBER 31
                                                                   1997           1996           1995
                                                              ---------------------------------------------
                                                                       (In Thousands of Dollars)

FINANCING ACTIVITIES
Additions (reductions) to line of credit with bank                  (308)          (525)           700
Additions to long-term debt                                            -          1,600          4,500
Principal repayments of debt                                        (783)          (713)          (650)
Principal payments under capital lease obligations                     -              -            (38)
Dividends paid                                                      (887)          (887)          (887)
                                                              ---------------------------------------------
Net cash (used in) provided by financing activities               (1,978)          (525)         3,625
                                                              ---------------------------------------------

Net increase (decrease) in cash and cash equivalents                 752           (540)           121
Cash and cash equivalents at beginning of year                     1,428          1,968          1,847
                                                              ---------------------------------------------
Cash and cash equivalents at end of year                       $   2,180      $   1,428      $   1,968
                                                              =============================================

See accompanying notes.

                           Sea Pines Associates, Inc.

                   Notes to Consolidated Financial Statements

                         October 31, 1997, 1996 and 1995


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

SPCI is a full-service resort which provides guests with the use of three golf courses, tennis, various other recreational facilities, home and villa rental management, and food-and-beverage services. The Club is a private membership country club that operates food-and-beverage services, a golf course and other recreational facilities. SPREC provides real estate brokerage services for buyers and sellers of real estate in the Hilton Head Island, South Carolina area (see Note 15 for business segment information). Sea Pines/TidePointe, Inc. was formed to invest in a general partnership, TidePointe Partners, which is developing a continuing care retirement community (see Note 8). SPSLC was established to construct a healthcare facility within the TidePointe community (see Note 8). Fifth Golf Course Club, Inc. owns certain acreage which could be used to develop another golf course.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company accounts for its general partner interest in the TidePointe Partners partnership (see Note 8) using the equity method of accounting pursuant to AICPA Statement of Position 78-9. Under the equity method, the Company's investment and advances to TidePointe Partners equals its capital contributions, plus its share of net income or loss of the partnership, less any capital distributions received and write downs due to doubtful recoverability.

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

Proceeds from the sale of Country Club memberships and a portion of the proceeds from resales were deferred until May 1, 1996 when the Club was turned over to its equity members (see Note 10). Subsequent to May 1, 1996, sales of new memberships and commissions on sales of reissued memberships are recognized as income pursuant to the terms of an agreement with the Club, which rotates sales of new and reissued memberships between the Company and the Club according to a pre-set schedule. Such sales are subject to certain restrictions related to sales of new memberships and resales of memberships, as defined.

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

REAL ESTATE ASSETS

Real estate assets are recorded at cost less any impairment losses. The costs of additions and improvements which substantially extend the useful lives of assets are capitalized. Capitalized costs include costs of construction, property taxes, interest and miscellaneous expenses incurred during the construction period. Capitalized construction period interest totalled approximately $6,000, $630,000, and $238,000, in 1997, 1996, and 1995, respectively (see Note 8).
Repairs and maintenance costs are expensed as incurred.

The Company provides depreciation for financial reporting purposes when the asset is placed in operation using straight-line and certain accelerated methods over the estimated useful lives of the assets, which range from five to 39 years.

OTHER ASSETS

Intangible assets are amortized using the straight line method over ten years. Deferred loan fees are amortized over the lives of the corresponding debt.

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

NEW ACCOUNTING STANDARDS

In April 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings Per Share (the "EPS Standard"). The EPS Standard replaces APB Opinion No. 15, Earnings Per Share, and among other things eliminates "primary" earnings per share and requires the presentation of "basic" earnings per share, which excludes from consideration common stock equivalents. The Company will adopt the EPS Standard in

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS (CONTINUED)

the first quarter of 1998, and based on current circumstances, does not believe the effect of adoption will be material.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the prior years financial statements have been reclassified to conform to the current year presentation.

2. STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flows information follows (in thousands of dollars):

                                                 YEAR ENDED OCTOBER 31
                                          1997           1996           1995
                                      ------------------------------------------

Cash paid during the year for:
   Interest                            $1,452           $1,577         $1,386
   Income taxes                           965               98            207

                           Sea Pines Associates, Inc.

3. INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                                      OCTOBER 31
                                                1997             1996
                                          -----------------------------------

Merchandise                                    $546              $654
Supplies, parts and accessories                  35                35
Food and beverages                               11                11
Other                                            25                33
                                          -----------------------------------
                                               $617              $733
                                          ===================================

4. REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):

                                                      OCTOBER 31
                                                1997              1996
                                          -----------------------------------

Land and improvements                          $19,884           $19,712
Buildings                                        7,051             6,432
Machinery and equipment                          5,645             5,034
Property held under capital leases                 251               251
                                          -----------------------------------
                                                32,831            31,429
Less accumulated depreciation                   (9,889)           (8,550)
                                          -----------------------------------
                                               $22,942           $22,879
                                          ===================================

                           Sea Pines Associates, Inc.

4. REAL ESTATE ASSETS (CONTINUED)

Construction in progress consists of the following (in thousands of dollars):

                                                  OCTOBER 31
                                              1997            1996
                                      ------------------------------------

Healthcare facility                               -             $7,073
Other                                           598              1,040
                                      ====================================
                                               $598             $8,113
                                      ====================================

Properties held for future development of $7,023,000 and $7,047,000 at October 31, 1997 and 1996, respectively, consist primarily of land and certain future development rights.

                           Sea Pines Associates, Inc.

5. LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of notes payable to one bank secured by first mortgages on substantially all assets of SPCI (net book value of approximately $37,814,000 at October 31, 1997) as follows (in thousands of dollars):

                                                                            OCTOBER 31
                                                                       1997             1996
                                                                 ----------------------------------

Note payable to bank, bearing interest at various
   London Interbank Offered Rates (LIBOR) plus 1.5%
   (averaging 7.26% at October 31, 1997), with six
   monthly principal payments of $135,000, plus
   interest, and six interest only payments annually
   through October 1999 with a balloon payment for the
   balance on November 15, 1999, collateralized by
   substantially all assets of SPCI.                                  $11,119          $11,902

Note payable to bank, bearing interest at LIBOR plus
   1.5% (7.14% at October 31, 1997), interest payable on
   a monthly basis and adjustable as defined, all
   principal is due November 15, 1999, collateralized by
   substantially all assets of SPCI; $12,000 maximum
   borrowing; as of October 31, 1997, $4,400 is
   available if pre-approved by the bank for capital
   projects.                                                            7,600            7,600
                                                                ----------------------------------
                                                                       18,719           19,502
Less current portion of long-term debt                                   (810)            (783)
                                                                 ----------------------------------
Total long-term debt                                                  $17,909          $18,719
                                                                 ==================================

Scheduled maturities of long-term debt as of October 31, 1997, are as follows (in thousands of dollars):


Year ending October 31
   1998                                                        $       810
   1999                                                                810
   2000                                                             17,099
                                                           ------------------
Total                                                          $    18,719
                                                           ==================

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

In addition, the Company maintains a $2,500,000 seasonal line of credit with the same bank. As of October 31, 1997 and 1996, $467,000 and $775,000 were outstanding under this line of credit, respectively. Interest is payable monthly at LIBOR plus 1.5% (7.31% and 7.0% at October 31, 1997 and 1996) and the line of credit expires November 15, 1999. Borrowings under the line are also secured by substantially all of the assets of SPCI.

On February 2, 1996 the Company entered into an interest rate collar agreement which effectively set minimum and maximum interest rates on a $10 million notional principal amount ranging from a floor of 5.99% to a maximum or cap of 7.75% for a sixteen month period ending June 10, 1998.

6. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands of dollars):

                                                      YEAR ENDED OCTOBER 31
                                                1997           1996           1995
                                           ---------------------------------------------
Current taxes:
   Federal                                     $  856         $  167         $    -
   State                                          146             99             13
                                           ---------------------------------------------
                                                1,002            266             13

Deferred income taxes (benefit):
   Federal                                     (1,053)         2,658           (124)
   State                                         (164)           416            (14)
                                           ---------------------------------------------
                                               (1,217)         3,074           (138)
                                           ---------------------------------------------
                                               $ (215)        $3,340         $ (125)
                                           =============================================

                           Sea Pines Associates, Inc.

6. INCOME TAXES (CONTINUED)

The reconciliation between actual income tax expense (benefit) and the amount calculated by applying the federal statutory rates to income (loss) before income taxes follows (in thousands of dollars):

                                                                 YEAR ENDED OCTOBER 31
                                                           1997           1996           1995
                                                      ---------------------------------------------

Tax at statutory federal income tax rates                  $ (95)        $2,971         $(142)
State income taxes, net of federal income tax benefit         -             361             -
Decrease in valuation allowance                             (121)           (13)            -
Other                                                          1             21            17
                                                      ---------------------------------------------
                                                           $(215)        $3,340         $(125)
                                                      =============================================

The tax effects of the types of temporary differences and carryovers which give rise to deferred income tax assets (liabilities) at October 31, 1997, 1996 and 1995 are as follows (in thousands of dollars):

                                                                        OCTOBER 31
                                                            1997            1996             1995
                                                    ----------------------------------------------------
Deferred revenue:
  Country club membership sales                           $   48            $  52           $2,807
  Health care transfer                                        67                -                -
Charitable contribution carryover                            295              392              410
Reserve for investment in and advances to
   TidePointe Partners                                       805                -                -
Accrued liabilities                                          110               99              121
Other assets                                                  26               10               59
                                                    ----------------------------------------------------
   Gross deferred income tax assets                        1,351              553            3,397
Valuation allowance                                         (271)            (392)            (405)
                                                    ----------------------------------------------------
   Deferred income tax assets                              1,080              161            2,992
                                                    ----------------------------------------------------
Depreciation                                                 (91)            (142)            (179)
Intangible assets                                              -              (49)             (98)
Equity loss from TidePointe Partners                         (97)            (284)               -
Other liabilities                                            (87)             (98)             (53)
                                                    ----------------------------------------------------
   Gross deferred income tax liabilities                    (275)            (573)            (330)
                                                    ----------------------------------------------------
Net deferred income tax (liabilities) assets              $  805            $(412)          $2,662
                                                    ====================================================

                           Sea Pines Associates, Inc.

6. INCOME TAXES (CONTINUED)

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

                           Sea Pines Associates, Inc.

7. SHAREHOLDERS' EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

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

                           Sea Pines Associates, Inc.

7. SHAREHOLDERS' EQUITY (CONTINUED)

STOCK PURCHASE RIGHTS PLAN (CONTINUED)

In general, the Rights may be redeemed by the Company at $.01 per Right at anytime before certain events occur. One Right is attached to and trades with each share of common stock. The Rights will not trade separately unless they become exercisable. All Rights expire on August 23, 2003.

8. TIDEPOINTE PARTNERS

On January 14, 1994, a subsidiary of the Company entered into a general partnership, TidePointe Partners (the Partnership), with Providers Enterprises, Inc., for the purpose of constructing, developing and operating a continuing care retirement community on Hilton Head Island, South Carolina, to be known as TidePointe. The Company contributed $850,000 of certain predevelopment costs for a 17.5% interest in the Partnership, and the other partner made an initial cash contribution of $6,000,000 for an 82.5% interest in the partnership.

The Partnership has developed the infrastructure for a two-phase residential development including an assisted living and skilled nursing healthcare facility and general amenities including a clubhouse and fitness and activities center. The project is planned to have a total of 329 fee simple residential units, including 232 apartment-style villas, 10 quadraplex verandas, comprising a total of 40 units, and 57 single family cottages. As of October 31, 1997, a total of 111 phase I villas, veranda units, and cottages have been sold and title has been transferred to the homeowners, 34 phase I villa or veranda units are completed and available for sale and a total of 58 phase I veranda units and cottages are under construction or yet to be constructed. A total of 126 villas are planned for phase II, which has not yet commenced construction and for which no committed financing is currently in place. As of October 31, 1997, 19 reservation agreements have been signed by potential purchasers of phase II units. Approximately $28 million in additional construction costs will be required to complete construction of both phase I and phase II. The healthcare facility has 35 assisted living units and 44 skilled nursing units, including 10 dedicated to Alzheimer patients. As of October 31, 1997, 12 of the assisted living units were occupied and 16 of the skilled nursing units were occupied. TidePointe may also derive future revenues from brokerage commissions from resales of the TidePointe

                           Sea Pines Associates, Inc.

8. TIDEPOINTE PARTNERS (CONTINUED)

units and management fees derived from the healthcare facility and the homeowners association.

The Partnership has guaranteed the other partner's repayment to its parent company of up to $34,095,000 in funds borrowed relating to the Partnership. As of October 31, 1997, approximately $21,000,000 of the borrowed funds is being held by the Partnership's primary lender as cash collateral on the development loan. As a general partner, the Company's subsidiary (Sea Pines/TidePointe, Inc.) has also inherently assumed other risks of the Partnership and its obligations, however the Company has no further commitments or obligations to fund the Partnership.

As of October 31, 1997, the Company has loaned the Partnership $1,505,000 which accrues interest at prime plus two percent. Such loan, with accrued interest of $344,000 and $189,000 at October 31, 1997 and 1996, respectively, is secured by third mortgage on the Partnership's real estate assets and matures on December 15, 1999.

The following is an unaudited summary of TidePointe Partners' statement of financial condition:

                                                    OCTOBER 31
                                               1997                1996
                                     -----------------------------------------

Development costs                           $23,996             $35,904
Receivable from SPSLC                           -                 7,073
Healthcare facility and
  Equipment                                   8,948                 -
Total assets                                 34,785              43,531
Bank loans                                   19,162              20,344
Partner loans & accrued
  interest                                   10,864               9,335
Total liabilities                            31,755              36,927
Partners' equity                              3,030               6,604


                           Sea Pines Associates, Inc.

8. TIDEPOINTE PARTNERS (CONTINUED)

In the partnership agreement, the Company agreed to construct a healthcare facility within TidePointe. Sea Pines Senior Living Center, Inc. (SPSLC), the Company's subsidiary, secured the certificate of need required for the healthcare facility. The certificate of need could not be transferred to the Partnership until the facility was operating and licensed because of certain South Carolina Department of Health and Environmental Control (DHEC) regulations. The facility was completed in early 1997 at a cost of $7,990,000. The facility received its operating licenses and began operations in February 1997. Operating losses totaling $644,000, net of revenues of $345,000 relating to start-up operations of the healthcare facility through July 31, 1997, and interest expense of $381,000 have been included in the Company's consolidated financial statements. TidePointe Partners advanced the Company the funds necessary to construct and operate the facility through July 31, 1997.

On July 31, 1997, SPSLC sold all of the assets, liabilities and operations relating to the healthcare facility to The Rogers Center, LLC. The Rogers Center, LLC is a wholly owned subsidiary of TidePointe Partners of which the Company is a 17.5% minority general partner. The sale price of $9,015,000 equaled the funds advanced to the Company by TidePointe Partners to construct and operate the facility. The sale generated a net gain of $1,025,000 which is equal to the net operating losses including interest expense incurred in operating the healthcare facility through the closing date. As a result of this transaction the Company has recognized a gain on the sale of $845,625 (82.5% of the total gain), and has deferred $179,375 (17.5% of the gain) because of its minority general partner interest in TidePointe Partners. At this point, the Company's involvement in the TidePointe development and related healthcare operations is limited to its 17.5% general partner interest.

In December 1997, the Company learned that PIE Mutual Insurance Company ("PIE Mutual"), the ultimate parent company of Providers Enterprises, Inc., the 82.5% majority partner in the partnership, had been placed under the supervision of the Insurance Department of the State of Ohio for the purpose of rehabilitation and possible liquidation, due to questions about PIE Mutual's financial condition. PIE Mutual has provided significant equity capital, debt and debt collateral for the Partnership. The Company is currently seeking to understand the Insurance Department's intentions and its own rights, obligations and options. The Company understands that the Insurance Department is evaluating all of the assets of PIE Mutual, including its interest in the Partnership, and

                           Sea Pines Associates, Inc.

8. TIDEPOINTE PARTNERS (CONTINUED)

appears to be seeking buyers for either the 82.5% interest owned by PIE Mutual or the TidePointe project assets.

The Company believes that its liability, if any, is limited to its general partner interest and the assets of Sea Pines/TidePointe, Inc. Sea
Pines/TidePointe, Inc.'s only assets are its investment in and advances to the Partnership. Pursuant to the partnership agreement, the Company is under no obligation to fund additional monies to the Partnership.

The Company is uncertain at this time as to the impact that these matters may have on the Partnership, the future of the TidePointe project and its operations, or the recoverability of the amounts which the Company has invested or advanced to the Partnership. Based on the results of 1997 operations of the Partnership and the significant uncertainties created by the majority partner's financial problems, the Company has recorded a write down of all of its remaining investment in and advances to TidePointe Partners, which, when combined with its equity share of fiscal 1997 TidePointe Partners' operating loss, totaled $2,658,000 in fiscal 1997.

9. COMMITMENTS AND CONTINGENCIES

Rent expense aggregated $585,000, $689,000 and $681,000 for the years ended October 31, 1997, 1996 and 1995, respectively. Operating leases relate primarily to office space and equipment. Minimum annual rental commitments remaining at October 31, 1997, under noncancelable operating leases with original terms of at least one year are as follows (in thousands of dollars):


Year ending October 31
   1998                                                       $     349,667
   1999                                                             230,826
   2000                                                              93,580
   2001                                                              93,580
   2002                                                              84,615
   Thereafter                                                       860,200
                                                              ---------------
                                                              $   1,712,468
                                                              ===============

                           Sea Pines Associates, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has entered into real estate purchase agreements totaling $589,800 for two condominiums units. A deposit of $58,980 was made in connection with these contracts, and the balance of $530,820 is due at closing which is scheduled for 1998. The Company expects to find other purchasers for these units prior to the closing dates.

The Company is a defendant in a lawsuit relating to a contractual relationship. The suit alleges breach of contract and seeks unspecified damages. The Company has answered the suit and filed a counterclaim for unspecified damages. The Company intends to defend its position vigorously and pursue its counterclaim against the plaintiff. However, neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time.

The Company is a defendant in a lawsuit relating to title of real and personal property. The suit alleges ownership of certain parcels of real property and various personal property and seeks a declaratory judgement. The Company has answered the suit and intends to defend its position vigorously, however, neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time.

The Company is a defendant in a lawsuit relating to the construction of a new conference center in Harbour Town, adjacent to the Harbour Town Clubhouse. The suit, filed by adjoining property owners, challenges the Company's right to construct such a facility on the site. The Company is currently defending the action. While no final decision has been reached, the court has indicated that an order may be issued which would allow the construction of the facility only if an inn or hotel is built in conjunction with the conference facility. As of October 31, 1997, the Company had capitalized predevelopment costs of $328,000 relating to the facility. If the Company is prevented from constructing this facility in the future, these costs will be expensed at that time.

The Company is subject to other claims and suits in the ordinary course of business. In management's opinion, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

In 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 1997 approximately 90 of the 404 acres has been donated and title

                           Sea Pines Associates, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Results of operations and the assets and liabilities of the Club are included in the Company's consolidated financial statements through April 30, 1996. Subsequent to turnover, the Company has recognized revenues from the sale of memberships of approximately $260,000 and $494,000 in 1997 and 1996, respectively.

The Company has entered into an agreement with the Club to provide certain administrative services. The Company earned $114,750 and $72,000 under this agreement during 1997 and 1996, respectively. Additionally the Club has reimbursed the Company $887,000 related to payroll and benefits during the period May 1, 1996 through October 31, 1996. No amounts were reimbursed during 1997 as the Club directly employed the individuals.

                           Sea Pines Associates, Inc.

11. SALE OF CAROLINA CENTER

In 1996, the Company reached an agreement with the plaintiff in a previously-filed lawsuit relating to the Company's purchase of property known as the Carolina Center. The Company agreed to sell the property, including improvements, to the plaintiff for $1.5 million and to pay the plaintiff $225,000. Furthermore, the Company agreed to finance the sale with a 15-year note bearing interest at 7.5% per annum. Such note receivable had an outstanding balance of $1,444,000 at October 31, 1997. As a result of the agreement, the Company recorded a pre-tax impairment loss of $810,000 ($500,000 after income tax effect). On October 31, 1996, the Company consummated the sale of the property, as agreed, and no additional gain or loss was recorded.

12. EMPLOYEE SAVINGS PLAN

Effective January 1, 1989, the Company adopted a 401(k) defined contribution plan for all eligible employees with a minimum of six months of service and who meet certain age requirements, as defined. The Company matches 50% of the first 5% of the participants' compensation. Effective January 1, 1998, the Company's match has been increased to 50% of the first 6% of the participants' compensation. The Company's contributions to the plan were $106,000, $80,000 and $82,000 for the years ended October 31, 1997, 1996 and 1995, respectively.

13. FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, other current assets, accounts payable, line of credit with bank, long-term debt and accruals meeting the definition of financial instruments approximate their fair values, as of October 31, 1997. As of October 31, 1997, the estimated fair value of the interest rate collar is $1,056 which is not recognized in the financial statements. Fair values of long term debt have been determined through a combination of management estimates and information obtained from third parties using market data such as bid/ask spreads, available on the last day of the business year.

                           Sea Pines Associates, Inc.

14. COMMUNITY SERVICES ASSOCIATES, INC.

Community Services Associates, Inc. ("CSA"), a homeowner association for Sea Pines property owners, reimbursed the Company $594,000 and $2,681,000, related to payroll and benefits and for certain administrative services provided to CSA during the years ended October 31, 1996 and 1995, respectively. No amounts were reimbursed in 1997 as CSA directly employed the individuals and provided its own administrative services. In addition, the Company paid approximately $162,000, $136,000 and $95,000 to CSA for security service, landscaping and other related services during the years ended October 31, 1997, 1996 and 1995, respectively.

                           Sea Pines Associates, Inc.

15. BUSINESS SEGMENT INFORMATION

The Company operates primarily in three business segments: resort operations, real estate brokerage services and country club operations (see Note 10). Identifiable assets by segment include assets directly employed by those operations. Corporate assets consist primarily of deferred income tax assets (in 1997 and 1995) and other assets. Intersegment transactions are insignificant. A summary of Company operations by segment follows (in thousands of dollars):

                                                               YEAR ENDED OCTOBER 31
                                                      1997             1996              1995
                                                ----------------------------------------------------
Revenues:
   Resort                                            $26,322          $24,588           $22,299
   Real estate brokerage                               9,574            8,504             7,070
   Country club                                            -            1,866             3,675
                                                ----------------------------------------------------
                                                      35,896           34,958            33,044
                                                ----------------------------------------------------
Cost of revenues:
   Resort                                             16,278           15,320            14,652
   Real estate brokerage                               8,503            7,626             6,630
   Country club                                           -             1,812             3,490
                                                ----------------------------------------------------
                                                      24,781           24,758            24,772
                                                ----------------------------------------------------
Depreciation and amortization expense:
   Resort                                              1,411            1,364             1,334
   Real estate brokerage                                 175              172               172
   Country club                                           -               209               414
                                                ----------------------------------------------------
                                                       1,586            1,745             1,920
                                                ----------------------------------------------------
Corporate expenses:
   Sales and marketing                                 1,376            1,219             1,368
   General and administrative                          4,446            4,137             4,165
   Impairment loss on Carolina Center                     -               810                -
   Healthcare, net                                       644               -                 -
                                                ----------------------------------------------------
                                                       6,466            6,166             5,533
                                                ----------------------------------------------------
Income from operations                               $ 3,063          $ 2,289           $   819
                                                ====================================================

                           Sea Pines Associates, Inc.

15. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                           YEAR ENDED OCTOBER 31
                                                    1997           1996            1995
                                               -----------------------------------------------

Identifiable assets:
   Resort                                          $34,731        $37,167         $36,267
   Real estate brokerage                             1,881          1,535           1,611
   Country club                                          -              -           7,104
   Healthcare                                            -          7,073           3,195
   Corporate                                         1,202            482           3,529
                                               -----------------------------------------------
                                                   $37,814        $46,257         $51,706
                                               ===============================================

                                                           YEAR ENDED OCTOBER 31
                                                    1997           1996            1995
                                               -----------------------------------------------

Capital expenditures:
   Resort                                           $1,363         $2,267          $3,695
   Real estate brokerage                                15            120              23
   Country club                                          -             20             204
   Healthcare                                          917          3,878           2,895
                                               -----------------------------------------------
                                                    $2,295         $6,285          $6,817
                                               ===============================================

                         Report of Independent Auditors

Board of Directors and Shareholders of
   Sea Pines Associates, Inc.

We have audited the consolidated financial statements of Sea Pines Associates, Inc. as of October 31, 1997 and 1996, and for each of the three years in the period ended October 31, 1997, and have issued our report thereon dated January 27, 1998, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)(1) and (2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         /s/ Ernst & Young LLP

Atlanta, Georgia
January 27, 1998

                           Sea Pines Associates, Inc.

                        Valuation and Qualifying Accounts
                                   Schedule II
                             (Amounts in Thousands)




                                                            Additions
                                                Balance    charged to      Net
                                                  at         costs      deductions     Balance
                                               beginning      and          and         at end
                                                of year     expenses     expenses      of year
                                               --------------------------------------------------
Allowance for doubtful accounts receivable:


For the year ended October 31, 1995                 $ 21         $ 7         $   2          $ 30


For the year ended October 31, 1996                 $ 30         $ 0         ($  3)         $ 27


For the year ended October 31, 1997                 $ 27         $76         ($ 30)         $ 73


Deferred tax asset valuation allowance:


For the year ended October 31, 1995                 $405         $ 0         $   0          $405


For the year ended October 31, 1996                 $405         $ 0         ($ 13)         $392


For the year ended October 31, 1997                 $392         $ 0         ($121)         $271


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

3(c)              Articles of Amendment to Articles of Incorporation of
                           Registrant (Incorporated by reference to Exhibit 3(c)
                           to Form 10-K filed January 26, 1994)

3(d)              Bylaws of Registrant (Incorporated by reference to Exhibit 3 to Registration Statement on Form 10 filed March 1,
                           1989)

3(e)              Amended Bylaws of Registrant Revised February 26, 1996
                           (Incorporated by reference to Exhibit 3(e) to Form
                           10-K filed January 29, 1997)

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

10(d)             Second Amendment to Promissory Note dated as of April 26,
                           1993 between Sea Pines Company, Inc. and Wachovia
                           Bank of South Carolina (Incorporated by reference to
                           Exhibit 10(f) to Form 10-K filed January 26, 1995)

10(e)             Second Amendment to Mortgage and Security Agreement dated as of April 26, 1994 between Sea Pines Company, Inc. and
                           Wachovia Bank of South Carolina (Incorporated by
                           reference to Exhibit 10(g) to Form 10-K filed January
                           26, 1995)



                                                                                                       Sequential
Exhibit No.                                                                                              Page No.
-----------                                                                                            ----------
10(f)             Third Amendment to Credit Agreement dated as of April 26,
                           1994 between Sea Pines Company, Inc. and Wachovia
                           Bank of South Carolina (Incorporated by reference to
                           Exhibit 10(h) to Form 10-K filed January 26, 1995)

10(g)             Sixth Amendment to Credit Agreement dated as of March 15,
                           1994 between Sea Pines Company, Inc. and Wachovia
                           Bank of South Carolina (Incorporated by Reference to
                           Exhibit 10(i) to Form 10-K filed January 26, 1996)

10(h)             Third Amendment to $2.5 MM Promissory Note dated as of
                           March 15, 1994 between Sea Pines Company, Inc. and
                           Wachovia Bank of South Carolina (Incorporated by
                           Reference to Exhibit 10(j) to Form 10-K filed January
                           26, 1996)

10(i)             Fourth Amendment to $2.5 MM Promissory Note dated as of
                           March 15, 1995 between Sea Pines Company, Inc. and
                           Wachovia Bank of South Carolina (Incorporated by
                           Reference to Exhibit 10(k) to Form 10-K filed January
                           26, 1996)

10(j)             Fourth Amendment to $2.5 MM Mortgage and Security Agreement
                           dated as of March 15, 1995 between Sea Pines Company,
                           Inc. and Wachovia Bank of South Carolina
                           (Incorporated by Reference to Exhibit 10(l) to Form
                           10-K filed January 26, 1996)

10(k)             Seventh Amendment to Credit Agreement dated as of March 15,
                           1995 between Sea Pines Company, Inc. and Wachovia
                           Bank of South Carolina (Incorporated by Reference to
                           Exhibit 10(m) to Form 10-K filed January 26, 1996)

                                                                                                         Sequential
Exhibit No.                                                                                                Page No.
-----------                                                                                              ----------
10(l)             Amendment to $17 MM Mortgage and Security Agreement dated as of March 15, 1995 between Sea Pines Company, Inc. and
                           Wachovia Bank of South Carolina (Incorporated by
                           Reference to Exhibit 10(n) to Form 10-K filed January
                           26, 1996)

10(m)             Amended and Restated Partnership Agreement of TidePointe
                           Partners dated January 14, 1994 (Incorporated by
                           reference to Exhibit 19(a) to Form 10-K filed January
                           26, 1995)

10(n)             First Amendment to Amended and Restated Partnership
                           Agreement of TidePointe Partners dated August 1, 1994
                           (Incorporated by reference to Exhibit 19(b) to Form
                           10-K filed January 26, 1995)

10(o)             Settlement Agreement between Sea Pines Company, Inc. and Asset
                           Management Associates, Inc. dated October 31, 1996
                           (Incorporated by reference to Exhibit 10(q) to Form
                           10-K filed January 29, 1997)

10(p)             Agreement for Sale of Improved Land on Hilton Head Island
                           between Sea Pines Company, Inc. and Carolina Center
                           Building Corp. dated October 31, 1996 (Incorporated
                           by reference to Exhibit 10(r) to Form 10-K filed
                           January 29, 1997)

10(q)             Settlement Statement between Sea Pines Company, Inc. and
                           Carolina Center Building Corp. dated October 31, 1996
                           (Incorporated by reference to Exhibit 10(s) to Form
                           10-K filed January 29, 1997)

10(r)             Adjustable Rate Promissory Note between Sea Pines Company,
                           Inc. and Carolina Center Building Corp. dated October
                           31, 1996 (Incorporated by reference to Exhibit 10(t)
                           to Form 10-K filed January 29, 1997)


                                                                                                      Sequential
Exhibit No.                                                                                             Page No.
-----------                                                                                           ----------
10(s)             Mortgage Assignment and Security Agreement between Sea Pines
                           Company, Inc. and Carolina Center Building Corp.
                           dated October 31, 1996 (Incorporated by reference to
                           Exhibit 10(u) to Form 10-K filed January 29, 1997)

10(t)             Agreement to Turnover Management and Control between Sea Pines
                           Company, Inc. and Sea Pines Country Club, Inc. dated
                           April 30, 1996 (Incorporated by reference to Exhibit
                           10(v) to Form 10-K filed January 29, 1997)

                           This Agreement contains certain supporting schedules as outlined in the Agreement's Schedule of Exhibits.
                           Any omitted supporting schedules will be furnished supplementally to the Commission upon request.

10(u)             Third Clarification of Membership Plan documents between
                           Sea Pines Company, Inc. and Sea Pines Country Club,
                           Inc. dated April 30, 1996 (Incorporated by reference
                           to Exhibit 10(w) to Form 10-K filed January 29, 1997)

10(v)             Collar Transaction Confirmation between Sea Pines Company,
                           Inc. and Wachovia Bank of South Carolina, N.A. dated
                           February 7, 1996 (Incorporated by reference to
                           Exhibit 10(x) to Form 10-K filed January 29, 1997)

10(w)             Eighth Amendment to Credit Agreement dated as of October 24,
                           1997 between Sea Pines Associates, Inc. and Wachovia
                           Bank, N.A.

10(x)             Second Amendment to $17 million Promissory Note dated as of
                           October 24, 1997 between Sea Pines Associates, Inc.
                           and Wachovia Bank, N.A.

10(y)             Fourth Amendment to $17 million Mortgage and Security
                           Agreement dated as of October 24, 1997 between Sea
                           Pines Associates, inc. and Wachovia Bank, N.A.

                                                                                                      Sequential
Exhibit No.                                                                                             Page No.
-----------                                                                                           ----------
10(z)             Fifth Amendment to $2.5 million Promissory Note dated as of
                           October 24, 1997 between Sea Pines Associates, Inc.
                           and Wachovia Bank, N.A.

10(aa)            Fifth Amendment to $2.5 million Mortgage and Security
                           Agreement dated as of October 24, 1997 between Sea
                           Pines Associates, Inc. and Wachovia Bank, N.A.

10(bb)            First Amendment to $12 million Promissory Note dated as of
                           October 24, 1997 between Sea Pines Associates, Inc.
                           and Wachovia Bank, N.A.

10(cc)            First Amendment to $12 million Mortgage, Security Agreement and Financing Statement dated as of October 24, 1997
                           between Sea Pines Associates, Inc. and Wachovia Bank,
                           N.A.

10(dd)            Second Amendment to Amended and Restated Partnership
                           Agreement of TidePointe Partners dated May 24, 1995.

10(ee)            Third Amendment to Amended and Restated Partnership
                           Agreement of TidePointe Partners dated July 30, 1997

10(ff)            Asset Purchase Agreement dated July 31, 1997 between Sea
                           Pines Senior Living Center, Inc. and The Rogers
                           Center, L.L.C.

21                Subsidiaries of the Registrant

24                Powers of Attorney

27                Financial Data Schedule (for SEC use only)

99.1              Safe Harbor Disclosure
