Form 10-Q
period 1998-01-31
SEA PINES ASSOCIATES INC
filed 1998-03-16
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



                       For quarter ended January 31, 1998

                         Commission file number 0-17517

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

                  (803) 785-3333
                  --------------------------------------------------------------
                  (Registrant's telephone number, including area code)

                  No Change
                  --------------------------------------------------------------
                  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X                 No
                              ---------                  ---------

The number of shares outstanding of the registrant's common stock as of January 31, 1998 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of January 31, 1998 and October 31, 1997                          3 - 4

         Condensed Consolidated Statements of Operations for
         the Three Months Ended January 31, 1998 and 1997                      5

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended January 31, 1998 and 1997                  6

         Notes to Condensed Consolidated Financial Statements              7 - 8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9 - 12


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    13

Item 2 - Changes in Securities                                                13

Item 3 - Defaults Upon Senior Securities                                      13

Item 4 - Submission of Matters To A Vote of
         Security Holders                                                     13

Item 5 - Other Information                                                    13

Item 6 - Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

                           SEA PINES ASSOCIATES, INC.



                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    JANUARY 31,         OCTOBER 31,
                                                                       1998                1997
                                   ASSETS                           (UNAUDITED)           (NOTE)
                                                                    -----------         -----------

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS:
    UNRESTRICTED                                                     ($   312)            $   215
    RESTRICTED                                                          2,093               1,965
                                                                     --------             -------
                                                                        1,781               2,180
  ACCOUNTS AND NOTES RECEIVABLE, NET OF ALLOWANCE FOR
     DOUBTFUL ACCOUNTS OF $84 AND $73 AT JANUARY 31, 1998
     AND OCTOBER 31, 1997, RESPECTIVELY                                   688                 965
  CURRENT PORTION OF NOTES RECEIVABLE                                     407                 402
  INVENTORIES (NOTE 2)                                                    603                 617
  PREPAID EXPENSES                                                        241                 240
                                                                     --------             -------
      TOTAL CURRENT ASSETS                                              3,720               4,404
                                                                     --------             -------


  NOTES RECEIVABLE - OTHER                                              1,867               1,894
  INVESTMENT IN AND ADVANCES TO
     TIDEPOINTE PARTNERS, NET                                            --                  --
  DEFERRED INCOME TAXES                                                 1,147                 805
  DEFERRED LOAN FEES, NET                                                  53                  61
  OTHER ASSETS, NET                                                        86                  87

 REAL ESTATE ASSETS
    CONSTRUCTION IN PROGRESS                                              668                 598
    OPERATING PROPERTIES, NET                                          22,936              22,942
    PROPERTIES HELD FOR FUTURE DEVELOPMENT                              7,023               7,023
                                                                     --------             -------
                                                                       30,627              30,563
                                                                     --------             -------

TOTAL ASSETS                                                         $ 37,500             $37,814
                                                                     ========             =======



NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT OCTOBER 31, 1997 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.


SEE ACCOMPANYING NOTES.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                        JANUARY 31,       OCTOBER 31,
                                                                           1998              1997
                         LIABILITIES AND SHAREHOLDERS' EQUITY           (UNAUDITED)         (NOTE)
                                                                        -----------       -----------

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   $ 1,815            $ 1,810
  ADVANCE DEPOSITS                                                          2,309              1,880
  LINE OF CREDIT WITH BANK                                                  1,454                467
  INCOME TAXES PAYABLE                                                       --                  166
  CURRENT PORTION OF DEFERRED REVENUE                                         435                439
  CURRENT MATURITIES OF LONG-TERM DEBT                                        810                810
                                                                          -------            -------
      TOTAL CURRENT LIABILITIES                                             6,823              5,572
                                                                          -------            -------

LONG-TERM DEBT                                                             17,909             17,909
OTHER DEFERRED REVENUE                                                        764                778
                                                                          -------            -------
      TOTAL LIABILITIES                                                    25,496             24,259
                                                                          -------            -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  SERIES A CUMULATIVE PREFERRED STOCK, NO PAR VALUE,
    2,000,000 SHARES AUTHORIZED; 1,228,350 SHARES
    ISSUED AND OUTSTANDING (LIQUIDATION PREFERENCE $9,335,460)              7,218              7,218
  SERIES B JUNIOR CUMULATIVE PREFERRED STOCK, NO PAR
    VALUE, 3,000 SHARES AUTHORIZED; NONE ISSUED
    OR OUTSTANDING                                                           --                 --
  COMMON STOCK, 23,000,000 SHARES AUTHORIZED;
    1,842,525 SHARES ISSUED AND OUTSTANDING                                 2,166              2,166
  RETAINED EARNINGS                                                         2,620              4,171
                                                                          -------            -------
     TOTAL SHAREHOLDERS' EQUITY                                            12,004             13,555
                                                                          -------            -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $37,500            $37,814
                                                                          =======            =======



NOTE: THE CONDENSED CONSOLIDATED BALANCE SHEET AT OCTOBER 31, 1997 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE BUT DOES NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS.


SEE ACCOMPANYING NOTES.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        THREE MONTHS ENDED
                                                            JANUARY 31,
                                                    1998               1997
                                                 (UNAUDITED)        (UNAUDITED)
                                                 -----------        -----------

REVENUES                                           $ 5,295             $ 4,889


COST AND EXPENSES:
  COST OF REVENUES                                   4,291               3,988
  SALES AND MARKETING EXPENSES                         477                 601
  GENERAL AND ADMINISTRATIVE EXPENSES                  848                 918
  DEPRECIATION AND AMORTIZATION                        361                 374
                                                   -------             -------
      TOTAL COSTS AND EXPENSES                       5,977               5,881
                                                   -------             -------

OPERATING LOSS                                        (682)               (992)

OTHER INCOME (EXPENSE):
  EQUITY IN LOSS OF TIDEPOINTE PARTNERS               --                   (59)
  INTEREST INCOME                                       35                  71
  INTEREST EXPENSE                                    (359)               (376)
                                                   -------             -------
      TOTAL OTHER EXPENSE                             (324)               (364)
                                                   -------             -------

LOSS BEFORE INCOME TAXES                            (1,006)             (1,356)

INCOME TAX BENEFIT                                     342                 461
                                                   -------             -------

NET LOSS                                              (664)               (895)

PREFERRED STOCK DIVIDEND REQUIREMENT                  (222)               (222)
                                                   -------             -------
NET LOSS ATTRIBUTABLE TO COMMON STOCK              ($  886)            ($1,117)
                                                   =======             =======

PER SHARE OF COMMON STOCK
  NET LOSS                                         ($ 0.48)            ($ 0.61)
                                                   =======             =======



SEE ACCOMPANYING NOTES.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                           THREE MONTHS ENDED
                                                                               JANUARY 31,
                                                                         1997               1997
                                                                      (UNAUDITED)        (UNAUDITED)
                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS                                                                ($664)            ($  895)

 ADJUSTMENTS TO RECONCILE NET LOSS TO
 NET CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                          361                 374
    INCREASE (DECREASE) IN DEFERRED REVENUE                                (18)                110
    INCREASE IN ALLOWANCE FOR DOUBTFUL ACCOUNTS                             11                --
    INCREASE IN DEFERRED INCOME TAXES                                     (342)               (461)
    EQUITY IN LOSS OF TIDEPOINTE PARTNERS                                 --                    59
 CHANGES IN CURRENT ASSETS AND LIABILITIES:
    INCREASE IN RESTRICTED CASH                                           (128)               (404)
    DECREASE IN ACCOUNTS AND NOTES RECEIVABLE                              299                 278
    DECREASE IN INVENTORIES                                                 14                 110
    INCREASE IN PREPAID EXPENSES                                            (1)                (26)
    DECREASE IN OTHER ASSETS                                                 1                  41
    DECREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES                     (663)               (825)
    INCREASE IN ADVANCE DEPOSITS                                           429                 621
    DECREASE IN INCOME TAXES PAYABLE                                      (166)               (142)
                                                                         -----             -------
NET CASH USED IN OPERATING ACTIVITIES                                     (867)             (1,160)
                                                                         -----             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES AND PROPERTY ACQUISITIONS                         (425)               (660)
   ADDITIONS TO NOTE RECEIVABLE FROM TIDEPOINTE PARTNERS                  --                   (41)
                                                                         -----             -------
NET CASH USED IN INVESTING ACTIVITIES                                     (425)               (701)
                                                                         -----             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   PRINCIPAL REPAYMENTS OF DEBT                                           --                  (190)
   ADDITIONAL BORROWINGS ON LINE OF CREDIT                                 987               1,400
   ADDITIONS TO ADVANCE FROM TIDEPOINTE PARTNERS                          --                   303
   DIVIDENDS PAID                                                         (222)               (222)
                                                                         -----             -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  765               1,291
                                                                         -----             -------

NET DECREASE IN UNRESTRICTED CASH AND CASH EQUIVALENTS                    (527)               (570)
UNRESTRICTED CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              215                 232
                                                                         -----             -------

UNRESTRICTED CASH AND CASH EQUIVALENTS AT END OF PERIOD                  ($312)            ($  338)
                                                                         =====             =======









SEE ACCOMPANYING NOTES.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      JANUARY 31, 1998 AND OCTOBER 31, 1997


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                         January 31,    October 31,
                                           1998            1997
                                           ----            ----

Merchandise                                $531            $546
Supplies, parts and accessories              35              35
Food and beverages                            7              11
Other                                        30              25
                                           ----            ----

                                           $603            $617
                                           ====            ====

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):



                                             January 31,          October 31,
                                                1998                 1997
                                              --------             --------
Land and land improvements                    $ 19,900             $ 19,884
Buildings                                        7,121                7,051
Machinery and equipment                          5,914                5,645
Property held under capital leases                 251                  251
                                              --------             --------
                                                33,186               32,831
Less - Accumulated depreciation                (10,250)              (9,889)
                                              --------             --------
                                              $ 22,936             $ 22,942
                                              ========             ========




NOTE 4 - EARNINGS PER SHARE

The Company has restated its earnings per share as required by Statement of Financial Accounting Standards No. 128, Earnings Per Share. There was no effect of such restatement; furthermore, basic and diluted earnings per share are identical for both periods. Potentially dilutive securities (stock rights) have not been included in diluted earnings per share as the stock rights are not yet exercisable.

                                     PART I


THIS REPORT ON FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH IN THIS REPORT, AS WELL AS THOSE CONTAINED IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS
EXHIBIT 99.1 TO THIS REPORT ON FORM 10-Q, WHICH FACTORS ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


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

         The Company, through its wholly owned subsidiary, Sea Pines/TidePointe, Inc. owns a 17.5% general partnership interest in TidePointe Partners (the "Partnership"). The Company formed the Partnership on January 14, 1994 with Providers Enterprises, Inc. (a 82.5% general partner) for the purpose of constructing, developing and operating a continuing care retirement community on Hilton Head Island, South Carolina, to be known as TidePointe. The formation, results of operations, and financial condition of the Partnership and that of PIE Mutual Insurance Company (the ultimate parent of Providers Enterprises, Inc., the 82.5% general partner) are more fully discussed in the Company's fiscal 1997 Annual Report on Form 10-K. During the quarter ended January 31, 1998, the TidePointe Partnership continued to generate net losses. Since the Company is not obligated to fund the Partnership and has fully written off its investment as of October 31, 1997, the Company did not record its 17.5% of such Partnership losses in this quarter. Both the Company and the State of Ohio are continuing the process of evaluating the Partnership's assets and seeking buyers for Providers Enterprises Inc.'s partnership interest or for the Partnership's assets.


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

         Cash and cash equivalents decreased by $399,000 during the first quarter of 1998 and totaled $1,781,000 at January 31, 1998, of which $2,093,000 was restricted. The Company's working capital deficit increased by $1,935,000 in the first quarter resulting in a working capital deficit of $3,103,000 at January 31, 1998. These reductions in cash and working capital are consistent with the seasonal nature of the Company's operations.

         The Company maintains a $2.5 million seasonal line of credit used to meet cash requirements during the Company's off-season. As of January 31, 1998, the outstanding balance on the line of credit totaled $1,454,000. In addition to the seasonal line of credit, the Company maintains a $12 million revolving credit facility used for capital investments in business lines consistent with the Company's operations. As of January 31, 1998, the outstanding balance on the revolving credit facility totaled $7.6 million.

         At its December 1997 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first of which was paid on January 15, 1998. Additional quarterly installments will be paid on April 15, 1998, July 15, 1998 and October 15, 1998 to shareholders of record on the first day of each of those months.


Results of Operations for 1998 as Compared with 1997

         The Company reported a consolidated net loss during the first quarter of 1998 of $664,000. The consolidated net loss reported during the first quarter of 1997 was

$895,000. These losses reflect the seasonal nature of the Company's resort operations. Losses during the first quarter are anticipated and are consistent with previous year's operating results.

         Consolidated revenues during the three months ended January 31, 1998 totaled $5,295,000, a 8.3% increase over consolidated revenue reported during the three months ended January 31, 1997 of $4,889,000. Resort revenues increased 3.3% during the first quarter from $2,776,000 in 1997 to $2,867,000 in 1998. The increase in resort revenues is a result of improved first quarter performance of the Company's lodging and golf divisions. The lodging division experienced a 17.7% increase in the number of guest occupied nights as compared to the same period last year. The golf division increased its revenue over the prior year despite the unusually high number of rain days in the current year.

         Real estate brokerage revenues increased by $317,000, or 15%, to $2,430,000 during the first quarter ended January 31, 1998 from the same period last year. This increase in real estate revenues reflects the continued strength in the demand for both primary and secondary homes within the Hilton Head Island market area. The Company continues to maintain its market share of sales and listings.

         Cost of revenues increased by $303,000, or 7.6% during the first quarter of 1998 compared to the same period last year. This increase is primarily the result of volume increases in both resort and real estate revenues.

         Sales and marketing expenses decreased by $124,000 or 20.6% during the first quarter of 1998 over the same period last year. This decrease is attributable to the delay of certain collateral materials and media placements into the remaining quarters of 1998.

         General and administrative expenses decreased by $70,000 or 7.6% from the same period last year. The Company continues to closely monitor its controllable general and administrative expenses.

         Interest expense on the Company's debt remained relatively constant at $359,000 and $376,000 during the first quarter of 1998 and 1997 respectively as average borrowings and average interest rates remained comparable.


Business Outlook and Recent Developments

         The Company is in the final planning stages for construction of a new conference center in Harbour Town, adjacent to the Harbour Town Clubhouse. The planned facility will include approximately 15,000 square feet and contain a ballroom, meeting space and catering kitchen facilities. Management believes such a facility will enhance the Company's existing facilities and enable the Company to be more competitive in attracting small group meetings and other functions to Sea Pines. Construction will begin upon completion of planning and is anticipated to cost approximately $4,700,000 and take approximately one year to complete. The Company intends to finance the project with the remaining $4.4 million available on its revolving credit facility with its principal lender.

         The construction of the conference center is contingent upon the construction of a 50-60 room hotel adjacent to the site. See further discussion under Part II Item 1 "Legal Proceedings". The Company is also currently planning this hotel facility and is proceeding with architectural drawings and economic feasibility studies, as well as analyzing the timing of construction. As this facility is still in the planning stages no final cost estimate is available. However, it is anticipated that the cost will be between $5-6 million.

         During fiscal 1998 the Company, in its role as minority general partner in the Partnership, plans to work closely with the Insurance Department of the State of Ohio concerning the TidePointe project. This work will focus on helping the project achieve its potential, while assisting the Insurance Department in seeking a purchaser for PIE Mutual's 82.5% partnership interest or possibly for the Partnership's assets in total.

Year 2000 Issue

         The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on a recent assessment, the Company determined that it will be required to modify or replace portions of its existing software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. The Company is currently working on these modifications. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company was a defendant in a lawsuit filed in April 1997 in Beaufort County, South Carolina by Harbour Town Villas, et. al. relating to the construction of a new conference center in Harbour Town, adjacent to the Harbour Town clubhouse. The suit, filed by adjoining property owners, challenged the Company's right to construct such a facility on the site. The Court ruled on March 4, 1998 that the Company may proceed with the construction of the facility contingent upon the construction of a 50 to 60 room hotel adjacent to the site. The construction of the hotel must commence within two years of the completion of the conference center. However the hotel could be built simultaneously or prior to the conference center.

         There have been no material changes in any of the other legal proceedings discussed in the Company's 1997 Annual Report on Form 10-K. See Item 3 "Legal Proceedings" of Form 10-K for a complete discussion.

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

         None

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  27-Financial Data Schedule (For SEC use only)
                  99.1-Safe Harbor Disclosure

         (b)      Reports on Form 8-K:
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SEA PINES ASSOCIATES, INC.



Date:  March 16, 1997                         Charles W. Flynn
       --------------                         ----------------
                                              Charles W. Flynn
                                              Chairman





Date:  March 16, 1997                         Thomas C. Morton
       --------------                         ----------------
                                              Thomas C. Morton
                                              Treasurer