Form 10-Q
period 1998-04-30
SEA PINES ASSOCIATES INC
filed 1998-06-12
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.



For quarter ended April 30, 1998

Commission file number 0-17517

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

                     Yes   [X]                 No   [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 1998 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of April 30, 1998 and October 31, 1997                           3 - 4

         Condensed Consolidated Statements of Operations for
         the Six Months Ended April 30, 1998 and 1997                         5

         Condensed Consolidated Statements of Cash Flows
         for the Six Months ended April 30, 1998 and 1997                     6

         Notes to Condensed Consolidated Financial Statements             7 - 8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9 - 13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   13

Item 2 - Changes in Securities                                               13

Item 3 - Defaults Upon Senior Securities                                     13

Item 4 - Submission of Matters To A Vote of
         Security Holders                                               13 - 14

Item 5 - Other Information                                                   14

Item 6 - Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    April 30,            October 31,
                                                                      1998                  1997
                                                                   (Unaudited)             (Note)
                                                              --------------------------------------------
 Assets
 Current Assets:
   Cash and cash equivalents:
      Unrestricted (temporary overdraft)                               ($548)                 $215
       Restricted                                                      3,732                 1,965
                                                              --------------------------------------------
                                                                       3,184                 2,180

   Accounts and notes receivable, net of allowance for
     doubtful accounts of $69 and $73 at April 30, 1998 and
     October 31, 1997, respectively                                    1,383                   965
   Current portion of notes receivable                                   562                   402
   Inventories (Note 2)                                                  736                   617
   Prepaid expenses                                                      298                   240
                                                              --------------------------------------------
       Total current assets                                            6,163                 4,404


 Notes receivable-other                                                1,801                 1,894
 Investment in and advances to
   TidePointe Partners, net                                                -                     -
 Deferred income taxes                                                   675                   805
 Deferred loan fees, net                                                  46                    61
 Other assets, net                                                        84                    87

 Real estate assets
   Construction in progress                                              827                   598
   Operating properties, net                                          22,956                22,942
   Properties held for future development                              7,023                 7,023
                                                              --------------------------------------------
                                                                      30,806                30,563

                                                              --------------------------------------------
 Total assets                                                        $39,575               $37,814
                                                              ============================================

Note: The condensed consolidated balance sheet at October 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    April 30,            October 31,
                                                                      1998                  1997
                                                                   (Unaudited)             (Note)
                                                              --------------------------------------------

 Liabilities and Shareholders' Equity
 Current Liabilities:
   Accounts payable and accrued expenses                         $     2,904           $     1,810
   Advance deposits                                                    3,426                 1,880
   Line of credit with bank                                              366                   467
   Income taxes payable                                                    -                   166
   Current portion of deferred revenue                                   548                   439
   Current maturities of long-term debt                                  810                   810
                                                              --------------------------------------------
 Total current liabilities                                             8,054                 5,572

 Long-term debt                                                       17,909                17,909
 Other deferred revenue                                                  692                   778
                                                              --------------------------------------------
    Total liabilities                                                 26,655                24,259
                                                              --------------------------------------------

 Commitments and contingencies

 Shareholders' equity:
   Series A cumulative preferred stock, no par
     value, 2,000,000 shares authorized; 1,228,350
     shares issued and outstanding (liquidation
     preference $9,335,460)                                            7,218                 7,218
   Series B junior cumulative preferred stock, no
     par value, 3,000 shares authorized; none issued
     or outstanding                                                        -                     -
   Common stock, 23,000,000 shares authorized;
     1,842,525 shares issued and outstanding                           2,166                 2,166
   Retained earnings                                                   3,536                 4,171
                                                              --------------------------------------------
 Total shareholders' equity                                           12,920                13,555
                                                              --------------------------------------------

                                                              ============================================
 Total Liabilities and Shareholders' Equity                          $39,575               $37,814
                                                              ============================================

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

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                             Quarter Ended                           Six Months Ended
                                                                 April 30,                              April 30,
                                                       1998                 1997               1998              1997
                                                    (Unaudited)         (Unaudited)         (Unaudited)       (Unaudited)
                                                -----------------------------------------------------------------------------

Revenues, other than healthcare                        $10,270              $10,460              $15,565           $15,349

Cost and expenses, other than healthcare:
   Cost of revenues                                       6,851               6,761               11,142            10,749
   Sales and marketing expenses                             525                 521                1,002             1,122
   General and administrative expenses                      800                 846                1,648             1,764
   Depreciation and amortization                            361                 369                  722               743
                                                -----------------------------------------------------------------------------
       Total costs and expenses                           8,537               8,497               14,514            14,378
                                                -----------------------------------------------------------------------------

Income from operations, other than healthcare             1,733               1,963                1,051               971

Healthcare income (expense)
   Revenue                                                    0                 152                    0               152
   Cost of revenues                                           0                (692)                   0              (692)
                                                -----------------------------------------------------------------------------
                                                              0                (540)                   0              (540)
                                                -----------------------------------------------------------------------------

Income from operations                                    1,733               1,423                1,051               431

Other income (expense):
   Equity in loss of TidePointe Partners                      0                   0                    0               (59)
   Interest income                                           31                  85                   66               156
   Interest expense                                        (376)               (382)                (735)             (758)
                                                -----------------------------------------------------------------------------
     Total other expenses                                  (345)               (297)                (669)             (661)
Income (loss) before income taxes                         1,388               1,126                  382              (230)

Income tax (benefit)                                        472                 383                  130               (78)
                                                -----------------------------------------------------------------------------
Net income (loss)                                           916                 743                  252              (152)

Preferred stock dividend requirement                       (223)               (223)                (445)             (445)
                                                -----------------------------------------------------------------------------
Net income (loss) attributable to common stock         $    693            $    520              $  (193)         $   (597)
                                                =============================================================================
Per share of common stock
   Net income (loss)                                   $   0.38            $   0.28              $ (0.10)         $  (0.32)
                                                =============================================================================

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                             Six Months Ended
                                                                                  April 30,
                                                                           1998                1997
                                                                       (Unaudited)          (Unaudited)
                                                                   -----------------------------------------
Cash Flows From Operating Activities:
Net Income (loss)                                                         $    252                ($152)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                               722                  743
   Increase in deferred revenue                                                 23                  227
   Decrease in allowance for doubtful accounts                                  (4)                   -
   Decrease (increase) in deferred income taxes                                130                  (78)
   Equity in loss of TidePointe Partners                                         -                   59
Changes in current assets and liabilities:
  Increase in restricted cash                                               (1,767)              (1,274)
  Increase in accounts and notes receivable                                   (481)                (891)
  Increase in inventories                                                     (119)                 (48)
  Decrease (increase) in prepaid expenses                                      (58)                  72
  Decrease in other assets                                                      18                   67
  Increase in accounts payable and accrued  expenses                           652                  585
  Increase in advance deposits                                               1,546                1,366
  Decrease in income taxes payable                                            (166)                (142)
                                                                   -----------------------------------------
Net cash provided by operating activities                                      748                  534
                                                                   -----------------------------------------

Cash Flows from Investing Activities:
   Capital expenditures and property acquisitions                             (965)              (1,287)
   Additions to note receivable from TidePointe Partners                         -                  (81)
                                                                   -----------------------------------------
   Net cash used in investing activities                                      (965)              (1,368)
                                                                   -----------------------------------------

Cash Flows from Financing Activities:
 Principal repayments of debt                                                    -                 (380)
 Additions to short-term debt                                                    -                  475
 Repayment of short-term debt                                                 (101)                   -
 Additions to advance from TidePointe Partners                                   -                1,167
 Dividends paid                                                               (445)                (445)
                                                                   -----------------------------------------
Net cash provided by (used in) financing activities                           (546)                 817
                                                                   -----------------------------------------

Net decrease in unrestricted cash and cash equivalents                        (763)                 (17)
Unrestricted cash and cash equivalents at start of period                      215                  232
                                                                   -----------------------------------------
Unrestricted cash and cash equivalents (temporary overdraft) at
   end of period                                                   $         (548)                $ 215
                                                                   =========================================

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       APRIL 30, 1998 AND OCTOBER 31, 1997


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                      April 30,   October 31,
                                        1998         1997
                                        ----         ----

Merchandise                             $656         $546
Supplies, parts and accessories           35           35
Food and beverages                        14           11
Other                                     31           25
                                        ----         ----

                                        $736         $617
                                        ====         ====

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):


                                           April 30,        October 31,
                                             1998              1997
                                           --------          --------
Land and land improvements                 $ 19,978          $ 19,884
Buildings                                     7,150             7,051
Machinery and equipment                       6,186             5,645
Property held under capital leases              251               251
                                           --------          --------
                                             33,565            32,831
Less - Accumulated depreciation             (10,609)           (9,889)
                                           --------          --------
                                           $ 22,956          $ 22,942
                                           ========          ========




NOTE 4 - EARNINGS PER SHARE

The Company has calculated its earnings per share using Statement of Financial Accounting Standards No. 128, Earnings Per Share. There was no effect of such calculation as compared to the previous calculations using Accounting Principles Bulletin No. 15; furthermore, basic and diluted earnings per share are identical for all periods presented. Potentially dilutive securities (stock rights) have not been included in diluted earnings per share as the stock rights are not yet exercisable.

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

         The Company, through its wholly owned subsidiary, Sea Pines/TidePointe, Inc. owns a 17.5% general partnership interest in TidePointe Partners (the "Partnership"). The Company formed the Partnership on January 14, 1994 with Providers Enterprises, Inc. (a 82.5% general partner) for the purpose of constructing, developing and operating a continuing care retirement community on Hilton Head Island, South Carolina, to be known as TidePointe. The formation, results of operations, and financial condition of the Partnership and that of PIE Mutual Insurance Company (the ultimate parent of Providers Enterprises, Inc., the 82.5% general partner) are more fully discussed in the Company's fiscal 1997 Annual Report on Form 10-K. During the quarter ended April 30, 1998, the TidePointe Partnership continued to generate net losses. Since the Company is not obligated to fund the Partnership and has fully written off its investment as of October 31, 1997, the Company did not record its 17.5% of such Partnership losses in this quarter. During the second quarter of 1998 the Company continued to work with the Insurance Department of the State of Ohio in seeking a purchaser for PIE Mutual's 82.5% partnership interest or possibly for the Partnership's assets in total. See Business Outlook and Recent Developments regarding the pending sale of the TidePointe assets.

Liquidity and Capital Resources

         Cash and cash equivalents increased by $1,403,000 during the second quarter of 1998 and totaled $3,184,000 at April 30, 1998, of which $3,732,000 was restricted. The Company's working capital deficit decreased by $1,212,000 in the second quarter resulting in a working capital deficit of $1,891,000 at April 30, 1998. The increase in cash and decrease in working capital deficit are consistent with the seasonal nature of the Company's operations.

         The Company maintains a $2.5 million seasonal line of credit used to meet cash requirements during the Company's off-season. As of April 30, 1998, the outstanding balance on the line of credit totaled $366,000. In addition to the seasonal line of credit, the Company maintains a $12 million revolving credit facility used for capital investments in business lines consistent with the Company's operations. As of April 30, 1998, the outstanding balance on the revolving credit facility totaled $7.6 million.

         At its December 1997 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first two of which were paid on January 15, 1998 and April 15, 1998. Additional quarterly installments will be paid on July 15, 1998 and October 15, 1998 to shareholders of record on the first day of each of those months.

Results of Operations for 1998 as Compared with 1997

         The Company reported consolidated net income during the second quarter of 1998 of $916,000. The consolidated net income reported during the second quarter of 1997 was $743,000.

         Consolidated revenues during the three months ended April 30, 1998 totaled $10,270,000, a 1.8% decrease over consolidated revenues reported during the three months ended April 30, 1997 of $10,460,000. Resort revenues decreased 3.4% during the second quarter from $8,333,000 in 1997 to $8,049,000 in 1998.
The Company believes rainy weather experienced in the Southeast associated with El Nino had a direct adverse effect on the Company's lodging and golf revenues during the months of February and March.

         Real estate brokerage revenues increased by $92,000, or 4.3%, to $2,219,000 during the second quarter ended April 30, 1998 from the same period last year. This increase in real estate revenues reflects the continued strength in the demand for both primary and secondary homes within the Hilton Head Island market area. The Company continues to maintain its market share of sales and listings

         Cost of revenues increased by $90,000, or 1.3% during the second quarter of 1998 compared to the same period last year. This increase can be attributed to an increase in real estate brokerage sales and an increase in the costs associated with those sales. The average commission paid to the Company's agents as a percentage of revenue has increased from 64.6% in 1997 to 67.8% in 1998.

         Sales and marketing expenses during the second quarter remained relatively constant at $525,000 and $521,000 in 1998 and 1997, respectively.

         General and administrative expenses decreased by $46,000 or 5.4% from the same period last year. The Company continues to closely monitor its controllable general and administrative expenses.

         There was no healthcare revenue or expense in 1998 associated with the healthcare facility within the TidePointe Community as the facility was sold by the Company in July 1997.

         Interest expense on the Company's debt remained relatively constant at $376,000 and $382,000 during the second quarter of 1998 and 1997, respectively, as average borrowings and average interest rates remained comparable.

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

         The construction of the conference center is contingent upon the construction of a

60 room inn adjacent to the site. See further discussion under Part II Item 1 "Legal Proceedings". The Company is also currently planning this inn facility and is proceeding with architectural drawings and economic feasibility studies, as well as analyzing the timing of construction. As this facility is still in the planning stages no final cost estimate is available, however, it is anticipated that the cost of the inn will be approximately $6 million.

         On May 20, 1998 TidePointe Partners entered into a Purchase and Sale Agreement with CC-Hilton Head, Inc. (an affiliate of Classic Residences by Hyatt) for the sale of all of the TidePointe assets. The terms of the sale include a purchase price of $23,700,000 and a scheduled closing in June 1998 contingent upon the purchaser's satisfactory completion of normal due diligence. The Company has established a long term relationship with the purchaser, and at closing will enter into a 25 year license and use agreement for the use of the Company's logo, trade name, a non-compete agreement and other services and amenity use in connection with the TidePointe Community. Under this license and use agreement the Company will receive annual license fees over the term of the agreement.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company was a defendant in a lawsuit filed in April 1997 in Beaufort County, South Carolina by Harbour Town Villas, et. al. relating to the construction of a new conference center in Harbour Town, adjacent to the Harbour Town clubhouse. The suit, filed by the neighboring property owners, challenged the Company's right to construct such a facility on the site. The Court ruled on March 4, 1998 that the Company may proceed with the construction of the facility contingent upon the construction of a 50 to 60 room inn adjacent to the site. The construction of the inn must commence within two years of the completion of the conference center. However the inn could be built simultaneously or prior to the conference center. The Plaintiffs in this lawsuit have filed a notice of its intent to appeal the Court's decision.

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

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters To A Vote of Security Holders

         a) The Annual Meeting of Shareholders of the Company was held at 3:00 p.m. (EST) on March 14, 1998.

         b) The following Directors of the Company were elected during the Annual Meeting:

                           Angus Cotton
                           P.R. Easterlin, Jr.
                           James L. Gray
                           John G. McGarty
                           Joseph F. Vercellotti

                  The following Directors' terms of office as Directors of the Company continued after the Annual Meeting:

                           Paul B. Barringer, II
                           Thomas G. Daniels
                           Ralph L. Dupps, Jr.
                           Charles W. Flynn
                           Norman P. Harberger
                           Michael E. Lawrence
                           Thomas C. Morton
                           Robert W. Siler, Jr.
                           Arthur P. Sundry
                           Frank E. Zimmerman, Jr.

         At the Annual Meeting the Shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending October 31, 1998. The ratification passed with 1,272,300 affirmative votes, 3,750 negative votes and 1,500 abstaining votes.


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

                                              SEA PINES ASSOCIATES, INC.



Date:  June 12, 1998                          Charles W. Flynn
       -------------                          ----------------
                                              Charles W. Flynn
                                              Chairman



Date:  June 12, 1998                          Thomas C. Morton
       -------------                          ----------------
                                              Thomas C. Morton
                                              Treasurer