Form 10-Q
period 1998-07-31
SEA PINES ASSOCIATES INC
filed 1998-09-09
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


For quarter ended                   July 31, 1998
                                    -------------

Commission file number              0-17517
                                    -------

                           Sea Pines Associates, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       South Carolina                                     57-0845789
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


32 Greenwood Drive
Hilton Head Island, South Carolina                                      29928
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (803) 785-3333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    [X]        No    [ ]

The number of shares outstanding of the registrant's common stock as of July 31, 1998 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.
                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of July 31, 1998 and October 31, 1997                         3 - 4

         Condensed Consolidated Statements of Operations for
         the Nine Months Ended July 31, 1998 and 1997                      5

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months ended July 31, 1998 and 1997                  6

         Notes to Condensed Consolidated Financial Statements          7 - 8

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations              9 - 13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                13

Item 2 - Changes in Securities                                            14

Item 3 - Defaults Upon Senior Securities                                  14

Item 4 - Submission of Matters To A Vote of
           Security Holders                                               14

Item 5 - Other Information                                                14

Item 6 - Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    JULY 31,             OCTOBER 31,
                                                                      1998                  1997
                                                                   (UNAUDITED)             (NOTE)
                                                              --------------------------------------------
ASSETS
 Current Assets:
   Cash and cash equivalents:
      Unrestricted (overdraft)                                         $(278)                 $215
       Restricted                                                      2,938                 1,965
                                                              --------------------------------------------
                                                                       2,660                 2,180

   Accounts and notes receivable, net of allowance for
     doubtful accounts of $74 and $73 at July 31, 1998 and
     October 31, 1997, respectively                                      963                   965
   Current portion of notes receivable                                   441                   402
   Inventories (Note 2)                                                  643                   617
   Prepaid expenses                                                      278                   240
                                                              --------------------------------------------
       Total current assets                                            4,985                 4,404



 Notes receivable-other                                                1,841                 1,894
 Deferred income taxes                                                    99                   805
 Deferred loan fees, net                                                  38                    61
 Other assets, net                                                        83                    87

 Real estate assets
   Construction in progress                                              946                   598
   Operating properties, net                                          22,794                22,942
   Properties held for future development                              7,023                 7,023
                                                              --------------------------------------------
                                                                      30,763                30,563
                                                              --------------------------------------------

 Total assets                                                        $37,809               $37,814
                                                              ============================================

Note: The condensed consolidated balance sheet at October 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    JULY 31,             OCTOBER 31,
                                                                      1998                  1997
                                                                   (UNAUDITED)             (NOTE)
                                                              --------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued expenses                            $  3,292              $  1,810
   Advance deposits                                                    2,554                 1,880
   Line of credit with bank                                                -                   467
   Income taxes payable                                                    -                   166
   Current portion of deferred revenue                                   665                   439
   Current maturities of long-term debt                                  810                   810
                                                              --------------------------------------------
 Total current liabilities                                             7,321                 5,572

 Long-term debt                                                       15,904                17,909
 Other deferred revenue                                                  545                   778
                                                              --------------------------------------------
    Total liabilities                                                 23,770                24,259
                                                              --------------------------------------------

 Commitments and contingencies

 Shareholders' equity:
   Series A cumulative preferred stock, no par
     value, 2,000,000 shares authorized; 1,228,350
     shares issued and outstanding (liquidation
     preference $9,335,460)                                            7,218                 7,218
   Series B junior cumulative preferred stock, no
     par value, 3,000 shares authorized; none issued
     or outstanding                                                        -                     -
   Common stock, 23,000,000 shares authorized; 1,842,525
     shares issued and outstanding                                     2,166                 2,166
   Retained earnings                                                   4,655                 4,171
                                                              --------------------------------------------
 Total shareholders' equity                                           14,039                13,555
                                                              --------------------------------------------

 Total Liabilities and Shareholders' Equity                          $37,809               $37,814
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

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                             QUARTER ENDED                          NINE MONTHS ENDED
                                                                 JULY 31,                                JULY 31,
                                                       1998                 1997                 1998                1997
                                                    (UNAUDITED)         (UNAUDITED)           (UNAUDITED)         (UNAUDITED)
                                                -----------------------------------------------------------------------------
Revenues, other than healthcare                         $12,012             $10,816              $27,577           $26,165

Cost and expenses, other than healthcare:
   Cost of revenues                                       8,346               7,535               19,488            18,284
   Sales and marketing expenses                             516                 464                1,518             1,586
   General and administrative expenses                    1,014                 885                2,662             2,649
   Depreciation and amortization                            314                 388                1,036             1,131
                                                -----------------------------------------------------------------------------
       Total costs and expenses                          10,190               9,272               24,704            23,650
                                                -----------------------------------------------------------------------------

Income from operations, other than healthcare
                                                          1,822               1,544                2,873             2,515

Healthcare income (expense)
   Revenue                                                   -                  193                   -                345
   Cost of revenues                                          -                 (460)                  -               (989)
   Interest expense                                          -                 (218)                  -               (381)
   Gain on sale of health care business
       and assets                                           179                 846                  179               846
                                                -----------------------------------------------------------------------------
                                                            179                 361                  179              (179)
                                                -----------------------------------------------------------------------------
Income from operations                                    2,001               1,905                3,052             2,336

Other income (expense):
   Equity in loss of TidePointe Partners                     -                 (180)                  -               (239)
   Interest income                                           37                  75                  103               231
   Interest expense                                        (343)               (379)              (1,078)           (1,137)
                                                -----------------------------------------------------------------------------
     Total other expenses                                  (306)               (484)                (975)           (1,145)
                                                -----------------------------------------------------------------------------
Income before income taxes                                1,695               1,421                2,077             1,191

Income tax provision                                        577                 483                  706               405
                                                -----------------------------------------------------------------------------
Net income                                                1,118                 938                1,371               786

Preferred stock dividend requirement                       (222)               (222)                (667)             (667)
                                                -----------------------------------------------------------------------------
Net income attributable to common stock                    $896               $ 716             $    704            $  119
                                                =============================================================================
Per share of common stock
   Net income                                           $  0.49              $ 0.39              $  0.38           $  0.06
                                                =============================================================================

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                             NINE MONTHS ENDED
                                                                                            JULY 31,
                                                                           1998                1997
                                                                       (UNAUDITED)          (UNAUDITED)
                                                                   -----------------------------------------
Cash Flows From Operating Activities:
Net Income                                                                $  1,371                 $786
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                             1,078                1,131
   Increase (decrease) in deferred revenue                                      (7)                 506
   Increase in allowance for doubtful accounts                                   1                   67
   Decrease in deferred income taxes                                           706                  405
   Equity in loss of TidePointe Partners                                         -                  239
Changes in current assets and liabilities:
  Increase in restricted cash                                                 (973)                (950)
  Decrease in accounts and notes receivable                                     16                  269
  (Increase) decrease in inventories                                           (26)                  81
  Increase in prepaid expenses                                                 (38)                 (71)
  Decrease in other assets                                                      27                  124
  Increase in accounts payable and accrued  expenses                         1,261                  556
  Increase in advance deposits                                                 674                  404
  Decrease in income taxes payable                                            (166)                (142)
                                                                   -----------------------------------------
Net cash provided by  operating activities                                   3,924                3,405
                                                                   -----------------------------------------

Cash Flows from Investing Activities:
   Capital expenditures and property acquisitions                           (1,278)              (1,243)
   Additions to note receivable from TidePointe Partners                         -                 (122)
                                                                   -----------------------------------------
   Net cash used in investing activities                                    (1,278)              (1,365)
                                                                   -----------------------------------------

Cash Flows from Financing Activities:
 Principal repayments of debt                                                 (405)                (570)
 Repayment of short-term debt                                                 (467)                (775)
 Repayment of long-term debt                                                (1,600)                   -
 Dividends paid                                                               (667)                (667)
                                                                   -----------------------------------------
Net cash used in financing activities                                       (3,139)              (2,012)
                                                                   -----------------------------------------

Net (decrease) in unrestricted cash and cash equivalents                      (493)                  28
Unrestricted cash and cash equivalents at start of period                      215                  232
                                                                   -----------------------------------------
Unrestricted cash and cash equivalents (overdraft) at end of
   period                                                                  $  (278)               $ 260
                                                                   =========================================

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       JULY 31, 1998 AND OCTOBER 31, 1997


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1997.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                    July 31,   October 31,
                                     1998        1997
                                    --------   -----------
Merchandise                          $569        $546
Supplies, parts and accessories        35          35
Food and beverages                     12          11
Other                                  27          25
                                     ----        ----

                                     $643        $617
                                     ====        ====

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):


                                        July 31,       October 31,
                                          1998            1997
                                        --------       -----------
Land and land improvements              $ 20,076       $ 19,884
Buildings                                  7,103          7,051
Machinery and equipment                    6,270          5,645
Property held under capital leases           251            251
                                        --------       --------
                                          33,700         32,831
Less - Accumulated depreciation          (10,906)        (9,889)
                                        --------       --------
                                        $ 22,794       $ 22,942
                                        ========       ========




NOTE 4 - EARNINGS PER SHARE

The Company has calculated its earnings per share using Statement of Financial Accounting Standards No. 128, Earnings Per Share. There was no effect on such calculation when compared to the previous calculations using Accounting Principles Bulletin No. 15; furthermore, basic and diluted earnings per share are identical for all periods presented. Potentially dilutive securities (stock rights) have not been included in diluted earnings per share as the stock rights are not yet exercisable.

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

         The Company, through its wholly owned subsidiary, Sea Pines/TidePointe, Inc. owns a 17.5% general partnership interest in TidePointe Partners (the "Partnership") which is in the process of liquidation as described below. The Company formed the Partnership on January 14, 1994 with Providers Enterprises, Inc. (a 82.5% general partner) for the purpose of constructing, developing and operating a continuing care retirement community on Hilton Head Island, South Carolina, to be known as TidePointe. The formation, results of operations, and financial condition of the Partnership and that of PIE Mutual Insurance Company (the ultimate parent of Providers Enterprises, Inc., the 82.5% general partner) are more fully discussed in the Company's fiscal 1997 Annual Report on Form 10-K. During the quarter ended July 31, 1998, the TidePointe Partnership continued to generate net losses. Since the Company is not obligated to fund the Partnership and has fully written off its investment and advances to the Partnership as of October 31, 1997, the Company did not record its 17.5% of such Partnership losses in this quarter.

         On June 30, 1998 TidePointe Partners closed on the sale of all of the TidePointe assets to CC-Hilton Head, Inc. (an affiliate of Classic Residences by Hyatt) for a sales price of $23,200,000. At closing, the Company received no cash funds or other consideration and released its mortgage on the TidePointe property which secured its investments and loans to the project. The Company has no ownership interest in CC-Hilton Head, Inc. and no longer has any ownership interest in the TidePointe project. TidePointe Partners is in the process of winding up its affairs and intends to liquidate in 1998. The Company will receive no additional funds from the Partnership.

         The Company has entered into a 25-year license and use agreement with CC-Hilton Head, Inc. for the use of the Company's logo, trade name, a non-compete agreement and other services and amenity use in connection with the TidePointe Community. Under this agreement the Company will receive annual license fees totaling $4,125,000 over the 25-year term.

Liquidity and Capital Resources

         Cash and cash equivalents decreased by $524,000 during the third quarter of 1998 and totaled $2,660,000 at July 31, 1998, of which $2,938,000 was restricted. The Company's working capital deficit increased by $445,000 in the third quarter resulting in a working capital deficit of $2,336,000 at July 31, 1998. The changes reflect both the seasonal nature of advance deposits on future lodging business and the Company's use of available cash to temporarily repay long term debt to reduce its interest costs.

         The Company maintains a $2.5 million seasonal line of credit used to meet cash requirements during the Company's off-season. As of July 31, 1998, the line of credit had no outstanding balance. In addition to the seasonal line of credit, the Company maintains a $12 million revolving credit facility used for capital investments in business lines consistent with the Company's operations. As of July 31, 1998, the outstanding balance on the revolving credit facility totaled $6 million.

         At its December 1997 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first three of which were paid on January 15, 1998, April 15, 1998, and July 15, 1998. The fourth quarterly installment will be paid on October 15, 1998 to shareholders of record on the first day of October.

Results of Operations for 1998 as Compared with 1997

         The Company reported consolidated net income during the third quarter of 1998 of $1,118,000. The consolidated net income reported during the third quarter of 1997 was $938,000.

         Consolidated revenues during the three months ended July 31, 1998 totaled $12,012,000, a 11.1% increase over consolidated revenues reported during the three months ended July 31, 1997 of $10,816,000. Resort revenues increased 3.6% during the third quarter from $8,411,000 in 1997 to $8,710,000 in 1998.

         Real estate brokerage revenues increased by $898,000 or 37%, to $3,302,000 during the third quarter ended July 31, 1998 from the same period last year. This increase in real estate revenues reflects the continued strength in the demand for both primary and secondary homes within the Hilton Head Island market area. The Company continues to maintain its market share of sales and listings

         Cost of revenues increased by $811,000, or 10.8% during the third quarter of 1998 compared to the same period last year. This increase can be attributed to an increase in real estate brokerage sales and an increase in the costs associated with those sales. The average commission paid to the Company's agents as a percentage of revenue has increased from 64.4% in 1997 to 67.4% in 1998.

         Sales and marketing expenses increased during the third quarter by $52,000 or 12.5% compared to the same period last year. This increase is attributable to the delay of certain collateral materials and media placements from the first and second quarters into the third quarter. Year to date sales and marketing expenses remain 4.2% below prior year.

         General and administrative expenses increased by $129,000 or 14.6% from the same period last year. This increase results from two non-recurring items. First, legal costs increased due to the Company's costs related to its TidePointe investment and the sale of the TidePointe assets, and, second, the Company paid a severance package to a former employee in its lodging division. These increases were partially offset by savings the Company has achieved in insurance and controllable general and administrative expenses.

         There was no healthcare revenue or expense in 1998 associated with the healthcare facility within the TidePointe Community as the facility was sold by the Company in July 1997. However, due to the sale of all the TidePointe assets including the healthcare facility, the portion of the gain previously deferred on the sale of the healthcare facility of $179,000 was recognized in the quarter ended July 31, 1998.

         Interest expense on the Company's debt decreased by $36,000 or 9.5% during the third quarter of 1998. In addition to scheduled principal payments the Company has made repayments of $1,600,000 on its revolving credit facility. A portion of these repayments is temporary in nature and will be redrawn during the fourth quarter.

Business Outlook and Recent Developments

         The Company is in the final planning stages for construction of a new conference center in Harbour Town, adjacent to the Harbour Town Clubhouse. The planned facility will include approximately 15,000 square feet and contain a ballroom, meeting space and catering kitchen facilities. Management believes such a facility will enhance the Company's existing facilities and enable the Company to be more competitive in attracting small group meetings and other functions to Sea Pines. Construction will begin upon completion of planning and is anticipated to cost approximately $4,700,000 and take approximately one year to complete. The Company intends to finance the majority of the project with the remaining $4.4 million available on its revolving credit facility with its principal lender.

         The construction of the conference center is contingent upon the construction of a 60 room inn adjacent to the site. See further discussion under
Part II Item 1 "Legal Proceedings". The Company is also currently planning this inn facility and is proceeding with architectural drawings and economic feasibility studies, as well as analyzing the timing of construction. As this facility is still in the planning stages no firm cost estimate is available; however, it is anticipated that the cost of the inn will be approximately $6 million. The Company is in final negotiations with its primary lender to modify and extend existing credit to facilitate the funds necessary to construct the inn and other projects.

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

         Based on its recently completed assessment, the Company determined that it will be required to modify or replace portions of its existing software so that its computer systems will properly utilize dates beyond December 31, 1999.

         The Company has divided its Year 2000 issues into what it considers to be critical and non-critical issues. The Company believes that in its line of business the critical issues revolve around the ability to process retail transactions from the reservation stage through settlement and collection. Additionally, of prime importance is the maintenance of accurate accounting and corporate records.

         The systems that the Company has identified as being critical include but may not be limited to the following: AS400 Operating System, Lodging Management System, Point of Sale System, General Ledger System, Credit Card Processing, Banking relationship, Telecommunications vendor.

         The Company has also identified non-critical issues including, but not limited to, stand alone personal computers, computerized irrigation systems, other third party vendors and possible security systems issues.

         The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be mitigated. The Company is currently working on these modifications. The Company will utilize both internal and external resources to program, or replace and test its software for year 2000 modifications. The Company has not determined the total cost of the year 2000 project. However, the costs are not expected to exceed $150,000 nor have a material effect on its financial statements. The Company has spent to date less than $25,000, which has been expensed as part of the information services budget. The Company plans to complete the year 2000 project not later than June 30, 1999 and is currently on schedule to meet this target.

         However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company was a defendant in a lawsuit filed in April 1997 in Beaufort County, South Carolina by Harbour Town Villas, et. al. relating to the construction of a new conference center in Harbour Town, adjacent to the Harbour Town clubhouse. The suit, filed by the neighboring property owners, challenged the Company's right to construct such a facility on the site. The Court ruled on March 4, 1998 that the Company may proceed with the construction of the facility contingent upon the construction of a 50 to 60 room inn adjacent to the site. The construction of the inn must commence within two years of the completion of the conference center, however the inn could be built simultaneously or prior to the conference center. The Plaintiffs in this lawsuit have filed an appeal of the Court's decision primarily as it relates to the timing of the construction of the inn. The Company is in the process of formulating its response to this appeal.

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

                                              SEA PINES ASSOCIATES, INC.



Date:  September 8, 1998                      Charles W. Flynn
       ------------------                     ----------------
                                              Charles W. Flynn
                                              Chairman



Date:  September 8, 1998                      Thomas C. Morton
       ------------------                     ----------------
                                              Thomas C. Morton
                                              Treasurer