Form 10-K
period 1998-10-31
SEA PINES ASSOCIATES INC
filed 1999-01-29
CIK 846926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended October 31, 1998       Commission file number: 0-17517


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

                             Common Stock (No Par)
                             ---------------------
                                (Title of Class)
                                ----------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____


         There is presently no established public trading market for shares of the registrant's common stock, no par value, and there has been very limited trading in such shares since their original issuance in 1987. Accordingly, trading activity in the voting stock of the registrant does not currently represent a reliable indicator of the aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant and the registrant is unable to estimate such value.

The number of shares outstanding of the registrant's common stock as of January 20, 1999 was 1,842,525.

                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Shareholders on March 6, 1999 is incorporated by reference into Part III.

                                     PART I

THIS REPORT ON FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH IN THIS REPORT, AS WELL AS THOSE CONTAINED IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS REPORT ON FORM 10-K, WHICH FACTORS ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


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

     Subsidiaries of the Company include Sea Pines Company, Inc. ("SPC"),
Sea Pines Real Estate Company, Inc. ("SPREC"), Sea Pines/TidePointe, Inc., Sea Pines Senior Living Center, Inc. ("SPSLC"), and Fifth Golf Course Club, Inc., all of which are wholly owned.

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

SPSLC was established to construct a healthcare facility within the TidePointe retirement community. The healthcare facility was completed and licensed in February 1997 and was operated by the Company prior to its sale to TidePointe Partners on July 31, 1997. Fifth Golf Course Club, Inc. owns certain acreage which could be used to develop another golf course.

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

              1. RESORT OPERATIONS. Resort operations consist primarily of the operation of three resort golf courses, a 28 court racquet club, a home and villa rental management company, retail outlets, food service operations, and other recreational facilities. For fiscal year 1998, resort operations accounted for approximately $26,554,000 (69%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $15,064,000 (39%) and home and villa rental management activities responsible for revenues of approximately $10,168,000 (26%). For fiscal year 1997, resort operations accounted for approximately $26,322,000 (73%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $14,688,000 (41%) and home and villa rental management activities responsible for revenues of approximately $10,001,000 (28%). For fiscal year 1996, resort operations accounted for approximately $24,588,000 (70%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $12,631,000 (36%) and home and villa rental management activities responsible for revenues of approximately $9,068,000 (26%).

     During each of the fiscal years 1998, 1997 and 1996, approximately 70% of golf and tennis revenues and 90% of home and villa rentals were derived from vacation and conference use at Sea Pines. As a result, the Company believes its future success is dependent upon Hilton Head (in general) and Sea Pines (in particular) continuing to be considered as prime destination resort areas, with appropriate lodging and conference facilities. The remaining golf and tennis revenues, approximately 30%, were generated from Hilton Head Island residents.

     During fiscal years 1998, 1997 and 1996, residents and vacationers utilizing accommodations at Sea Pines accounted for approximately 85-90% of the use of the Company's golf and tennis facilities, with the remainder attributable to use by persons residing outside Sea Pines. Fees charged to the general public for use of the Company's facilities are typically higher than the fees charged to persons residing within Sea Pines. The Company is also a party to certain use and access agreements terminable at will with several developments and hotels located both inside and outside of Sea Pines. These agreements generally provide the management and guests of those particular developments and hotels with access to the Company's facilities at rates slightly lower than those available to the general public. In addition, the Company will occasionally offer special discounts and package rates as part of its ongoing promotional activities. Use of the Company's facilities resulting from such agreements and discounts does not represent a material portion of overall resort usage and has no significant impact on the Company's golf and tennis revenues.

     Vacation use is seasonal with the highest period being from March through November and the lowest period from December through February. In spite of reduced levels of use during non-peak period, the Company continues to experience substantial fixed costs, such as payroll and occupancy costs.

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

     Resort operations are subject to significant competition from various competing facilities on Hilton Head, as well as other destination resorts in South Carolina, Georgia and Florida. Specifically, the Company believes its golf courses are directly competitive with approximately 16 golf courses located on Hilton Head outside of Sea Pines. However, in as much as golf course play is in large part dictated by the number of guests utilizing accommodations within Sea Pines, the overall success of the Company's operations will continue to be dependent on Sea Pines maintaining its reputation as a premier golf and tennis resort. The Company believes that its rates are competitive compared to other facilities of comparable quality on the Island and expects that its facilities will continue to compete favorably with neighboring and regional resorts due to their location, quality and design, as well as the established reputation of Sea Pines.

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

     Resort operations employed approximately 251 people as of October 31, 1998.

         2. REAL ESTATE BROKERAGE. SPREC is engaged primarily in the brokerage of residential real estate on Hilton Head Island and its neighboring communities. The Company competes with other real estate brokerage firms in the Hilton Head Island area.

     SPREC maintains ten offices; seven located within Sea Pines and three located outside of Sea Pines in the Hilton Head Island area.

     For fiscal year 1998, real estate brokerage operations accounted for approximately $11,952,000 (31%) of the Company's total revenue. For fiscal year 1997, real estate brokerage operations accounted for approximately $9,574,000 (27%) of the Company's total revenue. For fiscal year 1996, real estate brokerage operations accounted for approximately $8,504,000 (24%) of the Company's total revenue.

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

     SPREC employed 27 people and had 95 sales agents as of October 31, 1998.

         3. COUNTRY CLUB OPERATIONS. On May 1, 1996 the Company turned over the operations and assets of The Sea Pines Country Club to the equity members as contemplated by the May 1990 Equity Offering Agreement. Effective with this transfer, the Country Club members obtained control of all of its physical assets and assumed complete and total responsibility for its operation and all the other risks and rewards of ownership. As a result of recognizing the deferred income related to past membership sales and removing the Club assets from the Company's financial statements, the turnover generated in 1996, a non-cash gain of $7,747,000 (approximately $4,786,000 after income tax effect) which is included as other income in the Company's 1996 statement of operations.

     Results of Club operations through the turnover date are included in the Company's consolidated financial statements.

     For the period November 1, 1995 to April 30, 1996 Country Club operations accounted for approximately $1,866,000 (5.3%) of the Company's total revenue.

         4. TIDEPOINTE RETIREMENT COMMUNITY. On January 14, 1994, Sea Pines/TidePointe, Inc., a subsidiary of the Company, entered into a general partnership, TidePointe Partners (the "Partnership"), with Providers Enterprises, Inc., for the purpose of constructing, developing and operating a continuing care retirement community on Hilton Head Island, South Carolina, to be known as TidePointe. The Company contributed $850,000 of certain predevelopment costs for a 17.5% interest in the Partnership, and the other partner made an initial cash contribution of $6,000,000 for an 82.5% interest in the Partnership. In addition the Company loaned $1,505,000 to the Partnership. In 1998, the Partnership sold the assets associated with the TidePointe development and the Company released its rights in those assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1998 Compared to 1997 and 1997 Compared to 1996."

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

     The Harbour Town Golf Links property consists of approximately 136 acres, including a driving range. Harbour Town is the site of the MCI Classic, a regular stop on the PGA Tour. Adjacent to the Harbour Town Golf Links is the Heritage Clubhouse which contains a pro shop, restaurant space which is leased to a restaurant operator, and other small meeting and dining facilities. The Company is planning the construction of an inn and conference center addition to this site - see "Business Outlook and Recent Developments."

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

     In addition to the foregoing tracts, SPC owns the right to construct approximately 66 dwelling units within Sea Pines along with the right to construct 100 hotel rooms at the Plantation Club site and 60 hotel rooms in the Harbour Town area. See "Business

Outlook and Recent Development" concerning discussion of planned 60 room inn in the Harbour Town area.

     (G) FOREST PRESERVE/FIFTH GOLF COURSE CLUB, INC. SPC owns a 495 acre tract of land known as the Sea Pines Forest Preserve. Various recreational activities are permitted to be conducted on 181 of these acres and the Fifth Golf Course Club, Inc. is investigating various possibilities. Among such possibilities is the development of a golf course. However, construction of such a golf course would require the approval of 75% of Sea Pines property owners voting on such issue. The balance of the Forest Preserve is generally limited to use as a wildlife preserve, although certain sanitation uses are permitted. In August, 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 1998 approximately 90 of the 404 acres had been donated and title transferred. The remaining 314 acres are leased to the same not-for-profit organization for a minimal amount.

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

     (L) HEALTHCARE FACILITY. In 1997 the Company completed construction of a healthcare facility within the TidePointe retirement community. This facility consists of 35 assisted living units, 44 skilled nursing rooms, including 10 dedicated to Alzheimer patients, with dining room facilities and other common areas. All of the assets, liabilities and operations of the healthcare facility were sold to The Rogers Center, LLC, a wholly owned subsidiary of TidePointe Partners, on July 31, 1997. TidePointe Partners subsequently sold the assets of the healthcare facility in June 1998. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1998 Compared to 1997 and 1997 Compared to 1996."

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a defendant in a lawsuit filed in November 1995 in Beaufort County, South Carolina by Grey Point Associates, Inc. and its principals relating to a contractual relationship. The plaintiff alleges breach of contract and seeks unspecified damages. The Company has answered the suit and filed a counter-claim for unspecified damages. The Company intends to defend its position vigorously and pursue its counter-claim against the plaintiff. The suit is presently dormant. However, neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time.

     The Company is a defendant in a lawsuit filed in January 1996 in Beaufort County, South Carolina by Property Research Holdings, Inc. relating to title of real and personal property. The plaintiff alleges ownership of certain parcels of real property and various personal property and seeks a declaratory judgement. The Company has answered the suit and intends to defend its position vigorously, however, neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time.

     The Company was a defendant in a lawsuit filed in April 1997, relating to its proposed construction of a new conference center in Harbour Town, adjacent to the Harbour Town clubhouse. The suit, filed by the neighboring property owners, challenged the Company's right to construct such a facility on the site. The Court ruled on March 4, 1998 that the Company may proceed with the construction of the conference center contingent upon the construction of a 50 to 60 room inn adjacent to the site. The Court's ruling required that construction of the inn commence no later than two years after completion of the conference center. The Company has begun construction of the inn in 1998. The Plaintiffs in this lawsuit have filed an appeal of the Court's decision. The Company has filed its answer to this appeal, which it intends to vigorously pursue. No trial date has been set. Neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time. As of October 31, 1998, the Company had also incurred and capitalized development costs of $404,000 relating to the conference center. If the Company does not construct the conference center in the future, these costs will be expensed at that time.

     The Company is also a defendant in a lawsuit filed on December 19, 1997 by thirteen condominium rental companies and two persons owning property within Sea Pines Resort. The suit alleges that the Company has implemented a tying arrangement by imposing certain restrictions regarding access to its pool and parking facilities within Sea Pines Resort for vacationers renting condominiums not listed with the rental agency operated by the Company. The suit further alleges that the Company is not the lawful owner in fee simple title of certain swimming pools, roadways, permanent and common parks, and other amenities to which it claims fee simple title. The complaint seeks treble damages, injunctive relief and a declaratory judgment establishing the rights and obligations of the parties in the contested areas, and the recovery of fees collected by the Company for use of the contested areas. The Company has answered to the complaint and intends to defend its position vigorously; however, neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time.

     The Company is subject to other claims and suits in the ordinary course of business. In management's opinion, such currently pending legal claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

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

     Set forth below are the high and low closing sales price for units of the Company's stock for each quarter of the last two fiscal years:

     Fiscal Year Ended
     October 31, 1998                    High                    Low
     -----------------                   ----                    ---
     Fourth Quarter                    $5,500.00               $5,400.00
     Third Quarter                     $5,400.00               $5,400.00
     Second Quarter                    $5,400.00               $5,400.00
     First Quarter                     $5,400.00               $5,400.00


     Fiscal Year Ended
     October 31, 1998                    High                    Low
     -----------------                   ----                    ---
     Fourth Quarter                    $5,400.00               $5,400.00
     Third Quarter                     $5,400.00               $5,400.00
     Second Quarter                    $5,400.00               $5,400.00
     First Quarter                     $5,400.00               $5,400.00


     None of the Company's Common Shares are subject to outstanding options or warrants to purchase, or securities convertible into common equity of the Company. The Company's Common Shares are not restricted securities and other than those Common Shares held by officers, directors and affiliates of the Company, the Common Shares are not subject to the volume and other limitations pursuant to Rule 144 under the Securities Act. The Company is under no obligation to register its Common Shares under the

Securities Act of 1933 for sale by holders of such shares and the Company has no present intention to publicly offer any of its Common Shares.

     (B) HOLDERS. As of January 20, 1999 there were approximately 610 holders of record of shares of Common Stock. Most of the holders hold units consisting of shares of both Common Stock and shares of Preferred Stock (generally in units of 750 shares of Common Stock and 500 shares of Preferred Stock).

     (C) DIVIDENDS. The Articles of Incorporation of the Company provide for dividends on the preferred stock of $.722 per share per annum. The Company has paid all accrued dividends on the preferred stock through the fiscal year ended October 31, 1997.

     At its December 1998 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $.722 per share. This dividend is payable in equal quarterly installments of approximately $.181 per share on January 15, 1999, April 15, 1999, July 15, 1999, and October 15, 1999 to shareholders of record on January 4, 1999, April 1, 1999, July 1, 1999 and October 1, 1999 respectively.

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

1998 COMPARED TO 1997

     The Company reported consolidated revenues for fiscal year 1998 of $38,506,000, a 7.3% increase over fiscal year 1997. Resort revenues totaled $26,554,000 for fiscal 1998 reflecting an increase of $232,000 over fiscal 1997. Real estate brokerage revenues totaled $11,952,000 for the year, an increase of $2,378,000 or 24.8% as compared to 1997.

     Guest occupied unit nights in the Company's lodging division totalled 59,066 for 1998, a 1.4% increase over 1997. The average daily rate of $164 in 1997 was maintained in 1998 after significant price increases were implemented in 1997. Both revenues and operating margins from golf operations continued to increase. The golf division produced operating margins of over 53% in 1998. The average rate per round increased by 6.8% in 1998. The increase in average rates results from the combined effect of price increases and yield management resulting in fewer discounted rounds. The Company continues to maintain its market share of golf rounds despite increased competition.

     The Company's real estate brokerage operations closed over $275 million in transactions for the year, a 27% increase over 1997. Many of the factors that contributed to a successful 1997 continued for 1998. These included favorable mortgage interest rates, the strong local and national economy and the continued strong market demand for second homes. The operating margin from brokerage operations in 1998 was 12.46%, an 11% increase over the prior year. The trend of increasing gross revenues has lead to higher operating margins as many of the costs associated with the real estate offices are fixed. The Company has continued to maintain its island-wide market share of sales and listings of real estate through creative marketing campaigns, aggressive positioning in the market and by attracting and retaining professional real estate sales executives.

     Sales and marketing expenses were $1.3 million in 1998, representing a 6.3% decrease from 1997. The decrease was attributable to more cost effective selective targeted marketing. The Company has planned future increases in marketing expenses as it brings additional lodging and conference facilities on line.

     General and Administrative expenses increased by 2.3% or $104,000, totaling $4.6 million for the year. The increase can primarily be attributable to higher property taxes and the increased costs associated with maintaining the Company's older facilities. These increases were partially offset by significant reductions in the Company's property and casualty insurance premiums.

     On June 30, 1998, TidePointe Partners sold all of the TidePointe project assets to CC-Hilton Head, Inc. (an affiliate of Classic Residences by Hyatt) for a sales price of

$23,200,000. At closing, the Company received no cash funds or other consideration and released its mortgage on the TidePointe property, which secured its investments and loans to the project. The Company has no ownership interest in CC-Hilton Head, Inc. and no longer has any ownership interest in the TidePointe community. TidePointe Partners is in the process of winding up its Partnership affairs and intends to liquidate in the near future. The Company will receive no additional funds from the Partnership, and is under no obligation to fund the Partnership in any way.

     Due to the sale of all of the TidePointe assets in June 1998, which included the healthcare facility, the Company recognized the remaining gain of $179,375, which had been deferred at the time of the sale of the healthcare facility in July 1997. The Company has also entered into a 26-year license and use agreement with CC-Hilton Head, Inc. for the use of the Company's logo, trade name, a non-compete agreement and other services and amenity use in connection with the TidePointe community. Under this agreement, the Company will receive fixed annual license fees, ranging from $125,000 to $325,000 and totaling $4,125,000 over the 26-year term. Approximately $67,000 of license fee income has been recognized by the Company in fiscal year 1998.

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

     Volume and average rate increases in the Company's lodging accommodations during 1997 resulted in improvements in resort revenues and gross margin. The Company experienced growth in demand for lodging accommodations during the normally busy spring and summer vacation seasons during the year. Occupied unit nights totalled 58,259 during the year, representing a 2.2% increase over 1996. The average daily rate for lodging accommodations increased 8.8% in 1997, averaging $164 for 1997. Revenue from golf operations also increased during the year as the average rate per golf round increased 3.9% in 1997. The Company has maintained its market share of golf rounds in an increasingly competitive market by offering well-maintained courses and professionally staffed pro shops. The improved practice and teaching facility at the Plantation Club has allowed the Company to expand its offering of golf clinics and lessons to players of all skill levels.

     Several factors were attributable to the improved financial results experienced by the Company's real estate brokerage operations. The market value of real estate in Sea Pines and throughout the Hilton Head Island area continued to escalate in 1997 producing higher sales prices and larger brokerage commissions. The Hilton Head Island real estate market continues to experience significant demand in the second home market, particularly ocean front and ocean oriented property. This demand is supported by favorable economic conditions in national stock and mutual fund financial markets and the generally favorable business climate throughout the country. Mortgage interest rates available to purchasers of real estate decreased in 1997 and were nearing a 30-year low at the Company's year-end. The Company has continued to maintain its island-wide market share of sales and listings of real estate through creative marketing campaigns, aggressive positioning in the market, and by attracting and retaining professional real estate sales executives.

     Sales and marketing expenses were $1.4 million in 1997, representing a 12.9% increase over 1996. The increase was attributable to additional media advertisements, marketing collateral materials, and sales commissions necessary to maintain the Company's market share in its competitive lines of business.

     General and administrative expenses increased 7.4% in 1997, or $309,000, totaling $4.5 million for the year. This increase was primarily the result of increased property and casualty insurance premiums from the Company's decision to expand its coverage to include business interruption from the threat of hurricanes and other major storms.

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

     The construction of the healthcare facility located within the TidePointe retirement community was completed by the Company's wholly owned subsidiary, Sea Pines Senior Living Center, Inc., in February 1997. The Company operated the facility from its opening in February through its sale on July 31, 1997, a period of approximately five months. The start-up operations of the healthcare facility produced an operating loss of $644,000 and interest expense of $381,000 during the period the Company operated the facility. TidePointe Partners funded the operating loss and interest expense, in accordance with the partnership agreement. On July 31, 1997 Sea Pines Senior Living Center, Inc. sold all of the assets, liabilities and operations relating to the healthcare facility at TidePointe to the Rogers Center, LLC, a subsidiary of TidePointe Partners. The Sale generated a net gain of $1,025,000 which was equal to the net operating losses including interest expense incurred in operating the healthcare facility through the closing date. As a result of this transaction the Company has recognized a gain on the sale of $845,626 (82.5% of the total gain) in 1997, and has deferred $179,375 (17.5% of the total gain) because of its minority general partner interest in TidePointe Partners.

     In December 1997, the Company learned that PIE Mutual Insurance Company ("PIE Mutual"), the ultimate parent of the Providers Enterprises, Inc. (the 82.5% general partner in the Partnership), had been placed under the supervision of the Insurance Department of the State of Ohio for the purpose of rehabilitation and possible liquidation, due to questions about PIE Mutual's financial condition. PIE Mutual had provided significant amounts of equity capital, debt and debt collateral for the Partnership. Based on this information, the significant uncertainties created by the majority partner's financial problems and the significant losses incurred in the 1997 results of operations of the TidePointe project, the Company recorded a write-down representing all of its remaining investment in and advances to TidePointe Partners, which when combined with its equity share of the fiscal 1997 TidePointe Partners' operating loss, totaled $2,658,000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by $419,000 during fiscal 1998 and totaled approximately $2,599,000 at October 31, 1998, of which $2,008,000 is restricted. This increase results from higher levels of advanced deposits held on future lodging reservations and real estate transactions and increased operating cash on hand at year-end. Working capital increased during the current year by $502,000 resulting in a working capital deficit of $666,000 at October 31, 1998.

     The Company invested approximately $1,617,000 in resort capital expenditures. Capital investments in 1998 included extensive renovation work at the Plantation Club along with normal expenditures for equipment replacement and resort facility improvements. During the 11-year period from November 1, 1987 through October 31, 1998, the Company has invested over $33 million in capital purchases, property acquisitions and property improvements thereby significantly enhancing the resort assets originally acquired in 1987.

     Under a Master Credit Agreement with its principal corporate lender, the Company maintains a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these facilities total $36,000,000, of which $17,159,000 was outstanding at October 31, 1998. The outstanding balance represents a $1,560,000 decrease in total outstanding long-term debt from 1997.

     The term loan in the principal sum of $18,500,000 matures on October 31, 2008. As of October 31, 1998, $17,159,000 was outstanding under the term loan and $1,341,000 was available to borrow until May 1, 1999 for general working capital purposes.

     The $15,000,000 revolving line of credit is maintained by the Company primarily to fund its capital projects. $11,000,000 has been pre-approved by the bank for use in the construction of the Company's planned inn and conference center. The remaining $4,000,000 is restricted to bank approved uses. As of October 31, 1998 there was no outstanding amount under the revolving line of credit.

     The seasonal line of credit in the principal amount of $2,500,000 is used to meet cash requirements during the Company's off-season winter months. As of October 31, 1998, there was no outstanding balance on the seasonal line of credit.

     On September 30, 1998, the Company entered into an interest rate swap agreement which effectively fixed the interest rate on an $18 million notional principal amount under the term note described above at 5.24% plus a credit margin ranging from 1.25% to 1.5%, based on the calculation of certain financial ratios, for a period ending November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003.

     The Company expects that available cash, cash provided by operations, and existing short term and long term lines of credit will be sufficient to meet its cash requirements through October 31, 1999.

BUSINESS OUTLOOK AND RECENT DEVELOPMENTS

     The Company has started site work on The Inn at Harbour Town. The Inn at Harbour Town will be a 47,000 square foot facility featuring 60 rooms and will be adjacent to and provide views of the Harbour Town golf course. The current schedule calls for drainage and other site preparation work to continue until the end of January 1999, when construction will be suspended until after the professional golf and tennis tournaments hosted by the Company. Full construction is scheduled to resume in May 1999, moving towards a grand opening in the summer of 2000. Total construction cost is estimated to be $6.5 million.

     The Company has also started site work on The Heritage Conference Center in Harbour Town. The Conference Center will be a 16,000 square foot facility, featuring state of the art meeting amenities and catering facilities. The work on this facility will also be suspended during the tournament season. The resumption of work is currently scheduled for May 1999 moving towards a grand opening in the spring of 2000. Total construction cost is estimated to be $4.5 million.

     The Company is in the planning stages of a new racquet club, to be located near the present site. The facility will be approximately 3,800 square feet and feature an expanded pro shop, club offices and meeting room. Construction is scheduled to start this summer.

     The Company also is in the planning stages of a major renovation of the Harbour Town golf course. This renovation is tentatively scheduled to commence in May 2000. During construction and grow-in, the course will be closed for approximately 8 months.

     The Company's real estate brokerage operations also have expansion plans. Three additional office locations have been leased and leasehold improvements are underway with scheduled openings this spring. This will bring the total number of offices to thirteen.

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

     The systems that the Company has identified as being critical include but may not be limited to the following: AS400 Operating System, Lodging Management System, Point of Sale System, General Ledger System, Credit Card Processing, banking relationships, and its telecommunications vendors.

     The Company has also identified non-critical issues including, but not limited to, stand alone personal computers, computerized irrigation systems, other third party vendors and possible security systems issues.

     The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue can be mitigated. The Company is currently working on these modifications. The Company will utilize both internal and external resources to program, or replace and test its software for the year 2000 modifications. The Company has not determined the total cost of the year 2000 project. However, the costs are not expected to exceed $150,000 nor have a material effect on its financial statements. The Company has spent less than $75,000 to date, all of which has been expensed. The Company plans to complete the year 2000 project not later than June 30, 1999 and is currently on schedule to meet this target.

     However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company. The Company has not yet determined the extent of contingency planning that may be required for the Company's critical systems if unanticipated problems or delays are encountered with its year 2000 project.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On September 30, 1998, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate on an $18 million notional principal amount under the term note that the Company maintains with its corporate lender at 5.24% plus a credit margin ranging from 1.25% to 1.5%, based on the calculation of certain financial ratios, for a period ending November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003.

     The Company has minimal interest rate risks. A change in the LIBOR rate would affect the rate at which the Company could borrow funds in excess of the $18 million notional principal amount, which is effectively fixed by the above swap agreement.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

ITEM 11.      EXECUTIVE COMPENSATION.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by Part III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended October 31, 1998 a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10, under the caption "Election of Directors," (ii) with respect to Item 11, under the caption "Executive Compensation," (iii) with respect to Item 12, under the caption "Principal Shareholders," and (iv) with respect to Item 13, under the caption "Certain Transactions."


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

     (3)      Exhibits:

     The exhibits listed on the accompanying Exhibit Index at pages E-1 to E-5 are filed as part of this report.

(b)  Reports on Form 8-K:

     None.

                           SEA PINES ASSOCIATES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       ----
Report of Ernst & Young LLP.............................................................F-2

Consolidated Balance Sheets at October 31, 1998 and 1997.........................F-3 thru 4

Consolidated Statements of Operations for the years
  ended October 31, 1998, 1997 and 1996.................................................F-5

Consolidated Statements of Shareholders' Equity
  for the years ended October 31, 1998, 1997 and 1996  .................................F-6

Consolidated Statements of Cash Flows for the years
  ended October 31, 1998, 1997 and 1996..........................................F-7 thru 8

Notes to Consolidated Financial Statements......................................F-9 thru 29

Report on Financial Statement Schedule.................................................F-30

Schedule II - Valuation and Qualifying Accounts
  for the years ended October 31, 1998, 1997 and 1996..................................F-31

                         Report of Independent Auditors

Board of Directors and Shareholders of
   Sea Pines Associates, Inc.

We have audited the accompanying consolidated balance sheets of Sea Pines Associates, Inc. (the "Company") as of October 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sea Pines Associates, Inc. at October 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.


                                     /s/Ernst & Young LLP

Atlanta, Georgia
December 10, 1998

                           Sea Pines Associates, Inc.

                          Consolidated Balance Sheets

                                                                   OCTOBER 31
                                                            1998                1997
                                                       ---------------------------------
                                                           (In Thousands of Dollars)
 ASSETS
 Current assets:
  Cash and cash equivalents
       Unrestricted                                    $     591             $   215
       Restricted                                          2,008               1,965
                                                       ---------------------------------
                                                           2,599               2,180

  Accounts receivable, less allowance for
    doubtful accounts of $50 and $73 at
    October 31, 1998 and 1997, respectively                1,027                 965
  Current portion of notes receivable                        441                 402
  Inventories                                                653                 617
  Prepaid expenses                                           132                 240
                                                       ---------------------------------
Total current assets                                       4,852               4,404





Notes receivable, less current portion                     1,767               1,894
Deferred income taxes                                        316                 805
Deferred loan fees, net                                       70                  61
Other assets, net                                             82                  87
                                                       ---------------------------------
                                                           2,235               2,847
Real estate assets
  Construction in progress                                 1,135                 598
  Operating properties, net                               22,680              22,942
  Properties held for future development                   7,023               7,023
                                                       ---------------------------------
                                                          30,838              30,563
                                                       ---------------------------------
Total assets                                             $37,925             $37,814
                                                       =================================

                           Sea Pines Associates, Inc.

                          Consolidated Balance Sheets

                                                                        OCTOBER 31
                                                                 1998                1997
                                                             --------------------------------
                                                                (In Thousands of Dollars)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable and accrued expenses                        $ 2,469             $ 1,810
  Advance deposits                                               1,946               1,880
  Line of credit with bank                                          --                 467
  Income taxes payable                                             113                 166
  Current portion of deferred revenue and other
    liabilities
                                                                   623                 439
  Current portion of long-term debt                                367                 810
                                                             --------------------------------
Total current liabilities                                        5,518               5,572

Long-term debt, less current portion                            16,792              17,909
Deferred revenue and other long-term liabilities                   897                 778
                                                             --------------------------------
Total liabilities                                               23,207              24,259

Commitments and contingencies

Shareholders' equity:
  Series A cumulative preferred stock, no par
    value, 2,000,000 shares authorized;
    1,228,350 shares issued and outstanding
    (liquidation preference $9,335,460)                          7,218               7,218
  Series B junior cumulative preferred stock, no
    par value, 3,000 shares authorized, none
    issued or outstanding                                           --                  --
  Common stock, 23,000,000 shares authorized,
    no par value, 1,842,525 shares issued and
    outstanding
                                                                 2,166               2,166
  Retained earnings                                              5,334               4,171
                                                             --------------------------------
Total shareholders' equity                                      14,718              13,555
                                                             --------------------------------
Total liabilities and shareholders' equity                     $37,925             $37,814
                                                             ================================

See accompanying notes.

                           Sea Pines Associates, Inc.

                     Consolidated Statements of Operations


                                                                       YEAR ENDED OCTOBER 31
                                                            1998                1997               1996
                                                    -----------------------------------------------------------
                                                       (In Thousands of Dollars, Except Per Share Amounts)
Revenues, other than healthcare                            $ 38,506            $ 35,896            $ 34,958

Cost and expenses, other than healthcare:
   Cost of revenues                                          27,068              24,752              24,758
   Sales and marketing expenses                               1,290               1,376               1,219
   General and administrative expenses                        4,579               4,475               4,137
   Depreciation and amortization                              1,408               1,586               1,745
   Impairment loss on Carolina Center                            --                  --                 810
                                                    -----------------------------------------------------------
                                                             34,345              32,189              32,669
                                                    -----------------------------------------------------------

Income from operations, other than healthcare                 4,161               3,707               2,289

Healthcare income (expense)
   Revenue                                                       --                 345                  --
   Cost of revenues                                              --                (989)                 --
                                                    -----------------------------------------------------------
                                                                 --                (644)                 --
                                                    -----------------------------------------------------------

Income from operations                                        4,161               3,063               2,289

Other income (expense):
   Equity in loss and write down of investment in
     and advances to TidePointe Partners                         --              (2,658)                (22)
   Gain on sale of healthcare business and assets               179                 846                  --
   Gain on equity club turnover                                  --                  --               7,747
   Interest income                                              154                 325                 176
   Interest expense, net of amounts capitalized
     Healthcare                                                  --                (381)                 --
     Other                                                   (1,345)             (1,476)             (1,451)
                                                    -----------------------------------------------------------
                                                             (1,012)             (3,344)              6,450
                                                    -----------------------------------------------------------
Income (loss) before income taxes                             3,149                (281)              8,739

Provision for (benefit from) income taxes                     1,099                (215)              3,340
                                                    -----------------------------------------------------------
Net income (loss)                                             2,050                 (66)              5,399

Preferred stock dividend requirements                           887                 887                 887
                                                    -----------------------------------------------------------
Net income (loss) attributable to common stock             $  1,163            $   (953)           $  4,512
                                                    ===========================================================
Per share of common stock
   Net income (loss)                                       $   0.63            $  (0.52)           $   2.45
                                                    ===========================================================

See accompanying notes.

                           Sea Pines Associates, Inc.

                Consolidated Statements of Shareholders' Equity


                                            SERIES A                                         RETAINED
                                         PREFERRED STOCK          COMMON STOCK               EARNINGS
                                      -----------------------------------------------      (ACCUMULATED
                                       SHARES        AMOUNT       SHARES       AMOUNT         DEFICIT)         TOTAL
                                      ----------------------------------------------------------------------------------
                                                               (In Thousands of Dollars)
Balance at October 31, 1995             1,228        $ 8,105        1,843       $ 2,166        $  (275)       $  9,996
   Net income                              --             --           --            --          5,399           5,399
   Declaration of preferred stock
     dividend of $0.722 per share          --           (887)          --            --             --            (887)
                                      ----------------------------------------------------------------------------------
Balance at October 31, 1996             1,228          7,218        1,843         2,166          5,124          14,508
   Net loss                                --             --           --            --            (66)            (66)
   Declaration of preferred stock
     dividend of $0.722 per share          --             --           --            --           (887)           (887)
                                      ----------------------------------------------------------------------------------
Balance at October 31, 1997             1,228          7,218        1,843         2,166          4,171          13,555
   Net income                                                                                    2,050           2,050
   Declaration of preferred stock
     dividend of $ 0.722 per share         --             --           --            --           (887)           (887)
                                      ==================================================================================
Balance at October 31, 1998             1,228        $ 7,218        1,843       $ 2,166        $ 5,334        $ 14,718
                                      ==================================================================================

See accompanying notes.

                           Sea Pines Associates, Inc.

                     Consolidated Statements of Cash Flows


                                                                             YEAR ENDED OCTOBER 31
                                                                    1998              1997              1996
                                                                -----------------------------------------------
                                                                        (In Thousands of Dollars)
OPERATING ACTIVITIES
Net income (loss)                                                $ 2,050            $   (66)           $ 5,399
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                                 1,408              1,586              1,745
     Gain on equity club turnover                                     --                 --             (7,747)
     Allowance for doubtful accounts                                 (23)                46                 (3)
     Deferred income taxes                                           489             (1,217)             3,074
     Gain on sale of asset                                            --               (226)                --
     Write off of assets                                              --                 56                 --
     Loss on real estate assets                                       --                 --                585
     Equity in loss and write down of investment in and
       advances to TidePointe Partners                                --              2,658                 22
     Changes in assets and liabilities:
        Restricted cash                                              (43)              (769)               442
        Accounts and notes receivable                                 49               (317)               369
        Inventories                                                  (36)               116                 16
        Prepaid expenses                                             108                 53                (92)
        Deferred loan fees                                           (70)               (41)                --
        Other assets                                                  --                 --                 41
        Accounts payable and accrued expenses                        659               (227)              (264)
        Deferred revenue                                             119                564                107
        Advance deposits                                              66                657               (223)
        Income taxes payable                                         (53)                24                129
        Current portion of deferred revenue                          184                 68               (487)
        Other liabilities                                             --                 --               (645)
                                                                -----------------------------------------------
Net cash provided by operating activities                          4,907              2,965              2,468

INVESTING ACTIVITIES
Short-term investments                                                --                 --                475
Proceeds from sale of assets                                          --                529                 47
Capital expenditures and property acquisitions                    (1,617)            (1,378)            (2,407)
Increase in note receivable and accrued interest
  from TidePointe Partners                                            --               (155)              (156)
                                                                -----------------------------------------------
Net cash used in investing activities                             (1,617)            (1,004)            (2,041)

                           Sea Pines Associates, Inc.

                                                                           YEAR ENDED OCTOBER 31
                                                                     1998           1997           1996
                                                               ---------------------------------------------
                                                                        (In Thousands of Dollars)
FINANCING ACTIVITIES
Reductions to line of credit with bank                               (467)          (308)          (525)
Additions to long-term debt                                            --             --          1,600
Principal repayments of debt                                       (1,560)          (783)          (713)
Dividends paid                                                       (887)          (887)          (887)
                                                               ---------------------------------------------
Net cash used in financing activities                              (2,914)        (1,978)          (525)
                                                               ---------------------------------------------

Net increase (decrease) in unrestricted cash and
   cash equivalents                                                   376            (17)           (98)
Unrestricted cash and cash equivalents at
   beginning of year
                                                                      215            232            330
                                                               =============================================
Unrestricted cash and cash equivalents at end of
   year
                                                                 $    591        $   215       $    232
                                                               =============================================

See accompanying notes.

                           Sea Pines Associates, Inc.

                   Notes to Consolidated Financial Statements

                        October 31, 1998, 1997 and 1996



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

SPCI is a full-service resort, which provides guests with the use of three golf courses, tennis, various other recreational facilities, home, and villa rental management, and food-and-beverage services. The Club is a private membership country club that operates food-and-beverage services, a golf course and other recreational facilities. SPREC provides real estate brokerage services for buyers and sellers of real estate in the Hilton Head Island, South Carolina area (see Note 15 for business segment information). Sea Pines/TidePointe, Inc. was formed to invest in a general partnership, TidePointe Partners, to develop a continuing care retirement community (see Note 8). SPSLC was established to construct a healthcare facility within the TidePointe community (see Note 8). Fifth Golf Course Club, Inc. owns certain acreage which could be used to develop another golf course.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company accounts for its general partner interest in the TidePointe Partners partnership (see Note 8) using the equity method of accounting pursuant to AICPA Statement of Position 78-9. Under the equity method, the Company's investment in and advances to TidePointe Partners equals its capital contributions, plus its share of net income or loss of the Partnership, less any capital distributions received and write downs due to doubtful recoverability.

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all short-term investments with maturities of 90 days or less at the time of purchase to be cash equivalents.

REVENUE RECOGNITION

Revenues and expenses from resort services and commercial and country club operations are recognized as goods are sold and services are provided. Real estate brokerage revenues are recognized upon closing of the sale. Advance deposits are required for certain resort reservations, but in general the Company's accounts receivable are unsecured.

Proceeds from the sale of country club memberships and a portion of the proceeds from resales were deferred until May 1, 1996 when the Club was turned over to its equity members (see Note 10). Subsequent to May 1, 1996, sales of new memberships and commissions on sales of reissued memberships are recognized as income pursuant to the terms of an agreement with the Club, which rotates sales of new and reissued memberships between the Company and the Club according to a pre-set schedule. At the members' request, such sales and resales are financed by the Company over periods of one to seven years under interest-bearing notes; payments to the Club on resales are made as the Company collects from the members.

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

REAL ESTATE ASSETS

Real estate assets are recorded at cost less any impairment losses. The costs of additions and improvements which substantially extend the useful lives of assets are capitalized. Capitalized costs include costs of construction, property taxes, interest and miscellaneous expenses incurred during the construction period. Capitalized construction period interest totalled approximately $6,000, and $630,000 in 1997 and 1996, respectively. No interest was capitalized in 1998. Repairs and maintenance costs are expensed as incurred.

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

FINANCIAL INSTRUMENTS

The Company accounts for its interest rate swap by recording differences in interest on the notational amount up to the amount of debt outstanding as interest expense. Differences in fair value related to the excess of the notational amount over the debt outstanding are recorded in the balance sheet and as current period expense. Such excess fair value fluctuations were not material at October 31, 1998.

INCOME TAXES

The Company accounts for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets based on temporary differences between the financial statement and tax bases of assets and liabilities using current statutory tax rates. A valuation allowance is established against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) PER SHARE

Income (loss) per share of common stock is calculated by dividing net income or loss after preferred stock dividend requirements by the weighted average number of outstanding shares of common stock. Furthermore, basic and diluted earnings per share are identical for all periods presented. Potentially dilutive securities consist of additional shares of common stock issuable when the stock rights become exercisable. These contingently issuable shares have not been included in basic or diluted earnings per share as the stock rights are not yet exercisable. (See Note 7.)

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which replaces FASB Statement No. 14, Financial Reporting for Segment of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is not required to disclose segment information in accordance with Statement 131 until its fiscal October 31, 1999 year-end. Management does not anticipate that the adoption of the new Statement will have a significant impact on its financial statement disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company would be required to adopt, starting with fiscal year ending October 31, 2000. Statement 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS (CONTINUED)

income until the hedged item is recognized in earnings. The effective portion of a derivative's change in fair value will be immediately recognized in earnings.

Currently, the Company has entered into an interest rate swap agreement as described in Note 5, which would be subject to the new Statement. The Company has not yet determined the effect of Statement 133 on the earnings and financial position of the Company.

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

2. STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flows information follows (in thousands of dollars):

                                                YEAR ENDED OCTOBER 31
                                         1998           1997           1996
                                   ---------------------------------------------
Cash paid during the year for:
   Interest                            $1,352         $1,452         $1,577
   Income taxes                           662            965             98

                           Sea Pines Associates, Inc.

3. INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                                                  OCTOBER 31
                                                            1998             1997
                                                      -----------------------------------
Merchandise                                                $580              $546
Supplies, parts and accessories                              35                35
Food and beverages                                           10                11
Other                                                        28                25
                                                      -----------------------------------
                                                           $653              $617
                                                      ===================================

4. REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):

                                                                  OCTOBER 31
                                                            1998              1997
                                                      -----------------------------------
Land and improvements                                     $ 20,140          $ 19,884
Buildings                                                    7,103             7,051
Machinery and equipment                                      6,399             5,645
Property held under capital leases                             251               251
                                                      -----------------------------------
                                                            33,893            32,831
Less accumulated depreciation                              (11,213)           (9,889)
                                                      -----------------------------------
                                                          $ 22,680          $ 22,942
                                                      ===================================

Properties held for future development of $7,023,000 at October 31, 1998 and 1997 consist primarily of land and certain future development rights.

                           Sea Pines Associates, Inc.

5. LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars):

                                                                                             OCTOBER 31
                                                                                         1998           1997
                                                                                    ---------------------------
Term note payable to bank, bearing interest at various
   London Interbank Offered Rates (LIBOR) plus 1.5%
   (6.91% at October 31, 1998), collateralized by
   substantially all assets of the Company. Principal is
   payable monthly from May through October each year in
   amounts ranging from $61,193 in 1999 to $196,577 in
   2008. Interest is payable monthly. The note matures
   November 1, 2008. At October 31, 1998, $1.34 million
   was available to borrow until May 1, 1999 for general
   working capital purposes.                                                         $17,159                --

Note payable to bank, bearing interest at various London
   Interbank Offered Rates (LIBOR) plus 1.5% (averaging
   7.26% at October 31, 1997), collateralized by substantially all assets of the Company.  Note was fully repaid and
   retired as of October 31, 1998.                                                        --           $11,119

Note payable to bank, bearing interest at LIBOR plus 1.5%
   (7.14% at October 31, 1997). Note was fully repaid and
   retired as of October 31, 1998.                                                        --             7,600
                                                                                    ---------------------------
                                                                                      17,159            18,719
Less current portion of long-term debt                                                  (367)             (810)
                                                                                    ---------------------------
Total long-term debt                                                                 $16,792           $17,909
                                                                                    ===========================

                           Sea Pines Associates, Inc.

5. LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS (CONTINUED)

Scheduled maturities of long-term debt as of October 31, 1998 are as follows (in thousands of dollars):

         Year ending October 31
            1999                                      $      367
            2000                                             400
            2001                                             654
            2002                                             712
            2003                                             775
            Thereafter                                    14,251
                                                      -------------
         Total                                           $17,159
                                                      =============


The loan agreements contain provisions and covenants which impose certain restrictions on the use of the Company's assets. The more significant of these restrictions include limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

On September 30, 1998, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate on an $18 million notional principal amount under the term note described above at 5.24% plus a credit margin ranging from 1.25% to 1.5% for a period ending November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003.

The Company also has available a revolving line of credit (the "Revolver") in the amount of $15,000,000 of which $11,000,000 has been preapproved by the bank for capital projects. The remaining $4,000,000 is restricted to bank approved uses. Borrowings under the Revolver are collateralized by substantially all of the assets of the Company. Interest is payable monthly at LIBOR plus 1.5% and the Revolver expires October 31, 2002. The maturity date automatically extends to October 31, 2003 unless the bank notifies the Company prior to October 31, 1999. As of October 31, 1998 there was no outstanding amount under the Revolver.

                           Sea Pines Associates, Inc.

5. LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS (CONTINUED)

In addition, the Company maintains a $2,500,000 seasonal line of credit (the "Seasonal Line") with the same bank. Interest is payable monthly at LIBOR plus 1.5% (7.31% at October 31, 1997) and the Seasonal Line expires October 31, 2002. The maturity date automatically extends to October 31, 2003 unless the bank notifies the Company prior to October 31, 1999. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of October 31, 1997, $467,000 was outstanding under a previous seasonal line, which was due October 31, 1998. There was no outstanding balance as of October 31, 1998.

6. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands of dollars):

                                                    YEAR ENDED OCTOBER 31
                                              1998           1997           1996
                                         ---------------------------------------------
Current taxes:
   Federal                                 $    506      $     856        $    167
   State                                        104            146              99
                                         ---------------------------------------------
                                                610          1,002             266

Deferred income taxes (benefit):
   Federal                                      423         (1,053)          2,658
   State                                         66           (164)            416
                                         ---------------------------------------------
                                                489         (1,217)          3,074
                                         ---------------------------------------------
                                           $  1,099      $    (215)       $  3,340
                                         =============================================

                           Sea Pines Associates, Inc.

6. INCOME TAXES (CONTINUED)

The reconciliation between actual income tax expense (benefit) and the amount calculated by applying the federal statutory rates to income (loss) before income taxes follows (in thousands of dollars):

                                                                               YEAR ENDED OCTOBER 31
                                                                         1998          1997           1996
                                                                    -------------------------------------------
Tax at statutory federal income tax rates                              $ 1,071       $   (95)        $ 2,971
State income taxes, net of federal income tax benefit
                                                                           116            --             361
Decrease in valuation allowance                                            (80)         (121)            (13)
Other                                                                       (8)            1              21
                                                                    -------------------------------------------
                                                                       $ 1,099       $  (215)        $ 3,340
                                                                    ===========================================


The tax effects of the types of temporary differences and carryovers, which give rise to deferred income tax assets (liabilities) at October 31, 1998, 1997 and 1996, are as follows (in thousands of dollars):

                                                                                    OCTOBER 31
                                                                          1998          1997           1996
                                                                    -------------------------------------------
Deferred revenue:
  Country club membership sales                                        $    43       $    48         $    52
  Health care transfer                                                      --            67              --
Charitable contribution carryover                                          235           295             392
License and fee income                                                     200            --              --
Reserve for investment in and advances to
  TidePointe Partners                                                       --           805              --
Accrued liabilities                                                        141           110              99
Other assets                                                                19            26              10
                                                                    -------------------------------------------
   Gross deferred income tax assets                                        638         1,351             553
Less:  Valuation allowance                                                (191)         (271)           (392)
                                                                    -------------------------------------------
   Deferred income tax assets                                              447         1,080             161
                                                                    -------------------------------------------
Depreciation                                                               (78)          (91)           (142)
Intangible assets                                                           --            --             (49)
Equity loss from TidePointe Partners                                        --           (97)           (284)
Other liabilities                                                          (53)          (87)            (98)
                                                                    -------------------------------------------
   Gross deferred income tax liabilities                                   131          (275)           (573)
                                                                    -------------------------------------------
Net deferred income tax assets (liabilities)                           $   316       $   805         $  (412)
                                                                    ===========================================

                           Sea Pines Associates, Inc.

6. INCOME TAXES (CONTINUED)

These net amounts are included in the consolidated balance sheets as noncurrent assets.

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

The Series B Junior cumulative preferred shares are subject to the prior and superior rights of the holders of the Series A and all other classes of preferred shares. These Series B shares provide for a cumulative dividend of the greater of $0.25 per share or an amount as adjusted for the Antidilution Number (initially 1,000). Each share of the Series B also entitles the holder to the number of votes equal to the Antidilution Number. Generally, the Series B and common shareholders shall vote together as one class on all matters submitted to a vote. The Series B shares have a liquidation value of $100 per share, plus dividends thereon. The Series B shares are not redeemable. No shares of the Series B junior cumulative preferred stock have been issued (see Stock Purchase Rights Plan).

                           Sea Pines Associates, Inc.

7. SHAREHOLDERS' EQUITY (CONTINUED)

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

8. TIDEPOINTE PARTNERS

In 1994, a subsidiary of the Company entered into a general partnership, TidePointe Partners (the Partnership), with Providers Enterprises, Inc., for the purpose of constructing, developing and operating a continuing care retirement community on Hilton Head Island, South Carolina, to be known as TidePointe. The Company contributed $850,000 of certain predevelopment costs for a 17.5% interest in the Partnership, and the other partner made an initial cash contribution of $6,000,000 for an 82.5% interest in the Partnership.

The Partnership developed phase one of the TidePointe community at a cost of over $24 million which was designed as a two-phase residential development consisting of multi-family buildings called villas, quadraplex units called verandas and detached single family homes called cottages. The community also includes an assisted living and skilled nursing healthcare facility, which a subsidiary of the Company developed and operated until July 31, 1997, when the Partnership purchased the facility for $9,015,000. Due to the Company's partial ownership of the Partnership, $179,375 of the gain on this sale was not recognized but was recorded as deferred gain at the time of the 1997 sale.

During the course of the development, the Partnership borrowed monies under various construction loan facilities and also from the two general partners. As of October 31,1997, the Company had loaned the Partnership $1,505,000, which accrued interest at prime plus two percent (totaling $344,000 at October 31, 1997). This loan was secured by a third mortgage on the Partnership's real estate assets. Pursuant to the Partnership

                           Sea Pines Associates, Inc.

8. TIDEPOINTE PARTNERS (CONTINUED)

agreement, the Company was under no obligation to fund additional monies to the Partnership.

In December 1997, the Company learned that PIE Mutual Insurance Company ("PIE Mutual"), the ultimate parent of the Providers Enterprises, Inc. (the 82.5% general partner in the Partnership), had been placed under the supervision of the Insurance Department of the State of Ohio for the purpose of rehabilitation and possible liquidation, due to questions about PIE Mutual's financial condition. PIE Mutual had provided significant amounts of equity capital, debt and debt collateral for the Partnership. Based on this information, the significant uncertainties created by the majority partner's financial problems and the significant losses incurred in the 1997 results of operations of the TidePointe project, the Company recorded a writedown representing all of its remaining investment in and advances to TidePointe Partners, which when combined with its equity share of the fiscal 1997 TidePointe Partners' operating loss, totaled $2,658,000.

During 1998, the Partnership explored its options and on June 30, 1998, TidePointe Partners closed on the sale of all of the TidePointe project assets to CC-Hilton Head, Inc. (an affiliate of Classic Residences by Hyatt) for a sales price of $23,200,000. At closing, the Company received no cash funds or other consideration and released its mortgage on the TidePointe property, which secured its investments and loans to the project. The Company has no ownership interest in CC-Hilton Head, Inc. and no longer has any ownership interest in the TidePointe community. TidePointe Partners, the Partnership, is in the process of winding up its affairs and intends to liquidate. The Company will receive no additional funds from the Partnership, and is under no obligation to fund the Partnership in any way.

Due to the sale of the assets, which included the healthcare facility, the Company has recognized the remaining gain of $179,375 in June 1998. The Company has also entered into a 26-year license and use agreement with CC-Hilton Head, Inc. for the use of the Company's logo, trade name, a non-compete agreement and other services and amenity use in connection with the TidePointe community. Under this agreement, the Company will receive fixed annual license fees, ranging from $125,000 to $325,000 and totaling $4,125,000 over the 26-year term. Approximately $67,000 of license fee income has been recognized by the Company in fiscal year 1998.

                           Sea Pines Associates, Inc.

9. COMMITMENTS AND CONTINGENCIES

Rent expense aggregated $554,077, $585,000 and $689,000 for the years ended October 31, 1998, 1997 and 1996, respectively. Operating leases relate primarily to office space and equipment. Minimum annual rental commitments remaining at October 31, 1998, under noncancelable operating leases with original terms of at least one year are as follows (in thousands of dollars):

         Year ending October 31
            1999                                    $    419,736
            2000                                         422,236
            2001                                         391,102
            2002                                         215,387
            2003                                         217,174
            Thereafter                                   834,150
                                                   ===============
                                                    $  2,499,785
                                                   ===============

The Company is a defendant in a lawsuit relating to a contractual relationship related to its investment in TidePointe Partners. The plaintiff alleges breach of contract and seeks unspecified damages. The Company has answered the suit and filed a counterclaim for unspecified damages. The Company intends to defend its position vigorously and pursue its counterclaim against the plaintiff. However, neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time.

The Company is a defendant in a lawsuit relating to title of real and personal property. The plaintiff alleges ownership of certain parcels of real property and various personal property and seeks a declaratory judgement. The Company has answered the suit and intends to defend its position vigorously, however, neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time.

The Company was a defendant in a lawsuit filed in April 1997, relating to its proposed construction of a new conference center in Harbour Town, adjacent to the Harbour Town clubhouse. The suit, filed by the neighboring property owners, challenged the Company's right to construct such a facility on the site. The Court ruled on March 4, 1998 that the Company may proceed with the construction of the conference center contingent upon the construction of a 50 to 60 room inn adjacent to the site.

                           Sea Pines Associates, Inc.

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Court's ruling required that construction of the inn commence no later than two years after completion of the conference center. The Company has begun construction of the inn in 1998. The Plaintiffs in this lawsuit have filed an appeal of the Court's decision. The Company has filed its answer to this appeal, which it intends to vigorously pursue. No trial date has been set. Neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time. As of October 31, 1998, the Company had incurred and capitalized predevelopment costs of $404,000 relating to the conference center. If the Company does not construct the conference center in the future, these costs will be expensed at that time.

The Company is subject to other claims and suits in the ordinary course of business. In management's opinion, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

In 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 1998 approximately 90 of the 404 acres have been donated and title transferred. The remaining 314 acres has been leased to the same not-for-profit organization for a nominal amount.

In 1998, the Company entered into a $676,000 construction contract for certain site work at the inn and conference center, none of which has been incurred as of October 31, 1998. The estimated construction cost of the two facilities is approximately $11 million.

10. THE SEA PINES COUNTRY CLUB, INC.

The Equity Offering Agreement, by which the Sea Pines Country Club was organized in 1990, provided for the eventual turnover by the Company of the operations and assets of the Club to the equity members. This transfer was made, effective May 1, 1996, such that the Club obtained control of all of its physical assets and assumed complete and total responsibility for its operation and all the other risks and rewards of ownership. The Company retained the right to sell the remaining unsold memberships. Revenue from the sale of memberships and a portion of the proceeds from resales had been deferred until the turnover. As of October 31, 1995 the Company had sold 1,148 new memberships and

                           Sea Pines Associates, Inc.

10. THE SEA PINES COUNTRY CLUB, INC. (CONTINUED)

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

Results of operations and the assets and liabilities of the Club are included in the Company's consolidated financial statements through April 30, 1996. Subsequent to turnover, the Company has recognized revenues from the sale or resale of memberships of approximately $260,000, $260,000 and $494,000 in 1998, 1997 and 1996, respectively.

The Company had entered into an agreement with the Club to provide certain administrative services, which terminated as of October 31, 1998. The Company earned $63,000, $114,750 and $72,000 under this agreement during 1998, 1997 and 1996, respectively. Additionally, the Club has reimbursed the Company $887,000 related to payroll and benefits during the period May 1, 1996 through October 31, 1996. No amounts were reimbursed during 1998 or 1997 as the Club directly employed the individuals.

11. SALE OF CAROLINA CENTER

In 1996, the Company reached an agreement with the plaintiff in a previously-filed lawsuit relating to the Company's purchase of property known as the Carolina Center. The Company agreed to sell the property, including improvements, to the plaintiff for $1.5 million and to pay the plaintiff $225,000 in cash. Furthermore, the Company agreed to finance the sale with a 15-year note bearing interest at 7.5% per annum and collateralized by the property. Such note receivable had an outstanding balance of $1,387,000 at October 31, 1998. As a result of the agreement, the Company recorded a pre-tax impairment loss of $810,000 ($500,000) after income tax effect in 1996). On October 31, 1996, the Company consummated the sale of the property, as agreed, and no additional gain or loss was recorded.

                           Sea Pines Associates, Inc.

12. EMPLOYEE SAVINGS PLAN

Effective January 1, 1989, the Company adopted a 401(k) defined contribution plan for all eligible employees with a minimum of six months of service and who meet certain age requirements, as defined. The Company matches 50% of the first 6% of the participants' compensation. The Company's contributions to the plan were $119,000, $106,000 and $80,000 for the years ended October 31, 1998, 1997 and 1996, respectively.

13. FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, other current assets, accounts payable, line of credit with bank, long-term debt and accruals meeting the definition of financial instruments approximate their fair values, as of October 31, 1998. As of October 31, 1998, the estimated fair value of the interest rate swap agreement is a negative $411,000. Fair value of the interest rate swap was determined through a combination of management estimates and information obtained from third parties using market data such as bid/ask spreads, available on the last day of the business year.

14. COMMUNITY SERVICES ASSOCIATES, INC.

Community Services Associates, Inc. ("CSA"), a homeowner association for Sea Pines property owners, reimbursed the Company $594,000, related to payroll and benefits in 1996. No amounts were reimbursed in 1998 or 1997 as CSA directly employed the individuals and provided its own administrative services. In addition, the Company paid approximately $104,000, $162,000, and $136,000 to CSA for security service, landscaping and other related services during the years ended October 31, 1998, 1997 and 1996, respectively.

                           Sea Pines Associates, Inc.

15. BUSINESS SEGMENT INFORMATION

Under the guidance of FASB Statement No. 14, the Company operates primarily in three business segments: resort operations, real estate brokerage services and country club operations (see Note 10). Identifiable assets by segment include assets directly employed by those operations. Corporate assets consist primarily of deferred income tax assets and other assets. Intersegment transactions are insignificant. A summary of Company operations by segment follows (in thousands of dollars):

                                                                YEAR ENDED OCTOBER 31
                                                       1998             1997              1996
                                                 ----------------------------------------------------
Revenues:
   Resort                                            $ 26,554          $26,322           $24,588
   Real estate brokerage                               11,952            9,574             8,504
   Country club                                            --               --             1,866
                                                 ----------------------------------------------------
                                                       38,506           35,896            34,958
                                                 ----------------------------------------------------
Cost of revenues:
   Resort                                              16,605           16,249            15,320
   Real estate brokerage                               10,463            8,503             7,626
   Country club                                            --               --             1,812
                                                 ----------------------------------------------------
                                                       27,068           24,752            24,758
                                                 ----------------------------------------------------
Depreciation and amortization expense:
   Resort                                               1,378            1,411             1,364
   Real estate brokerage                                   30              175               172
   Country club                                            --               --               209
                                                 ----------------------------------------------------
                                                        1,408            1,586             1,745
                                                 ----------------------------------------------------
Corporate expenses:
   Sales and marketing                                  1,290            1,376             1,219
   General and administrative                           4,579            4,475             4,137
   Impairment loss on Carolina Center                      --               --               810
   Healthcare, net                                         --              644                --
                                                 ----------------------------------------------------
                                                        5,869            6,495             6,166
                                                 ----------------------------------------------------
Income from operations                                $ 4,161          $ 3,063           $ 2,289
                                                 ====================================================

                           Sea Pines Associates, Inc.

15. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                            YEAR ENDED OCTOBER 31
                                                     1998           1997            1996
                                                -----------------------------------------------
Identifiable assets:
   Resort                                         $35,431         $34,731         $37,167
   Real estate brokerage                            2,156           1,881           1,535
   Healthcare                                          --              --           7,073
   Corporate                                          338           1,202             482
                                                -----------------------------------------------
                                                  $37,925         $37,814         $46,257
                                                ===============================================

                                                            YEAR ENDED OCTOBER 31
                                                     1998           1997            1996
                                                -----------------------------------------------
Capital expenditures:
   Resort                                         $1,590          $1,363          $2,267
   Real estate brokerage                              27              15             120
   Country club                                       --              --              20
   Healthcare                                         --             917           3,878
                                                -----------------------------------------------
                                                  $1,617          $2,295          $6,285
                                                ===============================================

                         Report of Independent Auditors


Board of Directors and Shareholders of
   Sea Pines Associates, Inc.

We have audited the consolidated financial statements of Sea Pines Associates, Inc. as of October 31, 1998 and 1997, and for each of the three years in the period ended October 31, 1998, and have issued our report thereon dated December 10, 1998, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)(1) and (2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    /s/ Ernst & Young LLP


Atlanta, Georgia
December 10, 1998

                           Sea Pines Associates, Inc.

                       Valuation and Qualifying Accounts
                                  Schedule II
                             (Amounts in Thousands)


                                                                   Additions        Net
                                                     Balance at    charged to    deductions     Balance
                                                    beginning      costs and        and         at end
                                                    of year        expenses       expenses      of year
                                                    ----------------------------------------------------
   Allowance for doubtful accounts receivable:
--------------------------------------------------


    For the year ended October 31, 1996                $ 30            $ 0          ($  3)         $ 27

    For the year ended October 31, 1997                $ 27            $76          ($ 30)         $ 73

    For the year ended October 31, 1998                $ 73            $ 6          ($ 29)         $ 50

    Deferred tax asset valuation allowance:
--------------------------------------------------


    For the year ended October 31, 1996                $405            $ 0          ($ 13)         $392

    For the year ended October 31, 1997                $392            $ 0          ($121)         $271

    For the year ended October 31, 1998                $271            $ 0          ($ 80)         $191

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Sea Pines Associates, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEA PINES ASSOCIATES, INC.



Dated: January 29, 1999             By:/s/Charles W. Flynn
                                       ------------------------------
                                       Charles W. Flynn
                                       Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Sea Pines Associates, Inc., and in the capacities and on the dates indicated.

       Signature                                       Title                                    Date
       ---------                                       -----                                    ----
/s/Charles W. Flynn                             Chairman and Director                     January 29, 1999
-----------------------------------
Charles W. Flynn


/s/Michael E. Lawrence                          Chief Executive Officer                   January 29, 1999
-----------------------------------             and Director
Michael E. Lawrence


/s/Thomas C. Morton                             Treasurer (Principal                      January 29, 1999
-----------------------------------             Financial and
Thomas C. Morton                                Accounting Officer)
                                                and Director

/s/Norman P. Harberger                          Vice Chairman and                         January 29, 1999
-----------------------------------             Director
Norman P. Harberger



/s/Angus Cotton                                 Secretary and                             January 29, 1999
-----------------------------------             Director
Angus Cotton

/s/Paul B. Barringer, II                        Director                                  January 29, 1999
-----------------------------------
Paul B. Barringer, II


/s/Thomas G. Daniels                            Director                                  January 29, 1999
-----------------------------------
Thomas G. Daniels


/s/Ralph L. Dupps, Jr.                          Director                                  January 29, 1999
-----------------------------------
Ralph L. Dupps, Jr.


/s/P.R. Easterlin, Jr.                          Director                                  January 29, 1999
-----------------------------------
P. R. Easterlin, Jr.


/s/James L. Gray                                Director                                  January 29, 1999
-----------------------------------
James L. Gray


/s/John G. McGarty                              Director                                  January 29, 1999
-----------------------------------
John G. McGarty


/s/Robert W. Siler, Jr.                         Director                                  January 29, 1999
-----------------------------------
Robert W. Siler, Jr.


/s/Arthur P. Sundry                             Director                                  January 29, 1999
-----------------------------------
Arthur P. Sundry


/s/Joseph F. Vercellotti                        Director                                  January 29, 1999
-----------------------------------
Joseph F. Vercellotti


/s/Frank E. Zimmerman, Jr.                      Director                                  January 29, 1999
-----------------------------------
Frank E. Zimmerman, Jr.


*By: /s/Angus Cotton
-----------------------------------
     Angus Cotton
     Attorney-in-Fact for each
     of the persons indicated

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

3(f)              Amended Bylaws of Registrant Revised
                    January 30, 1998

4(a)              Excerpt from Articles of Incorporation of
                    Registrant Relative to Preferred Stock
                    (Incorporated by reference to Exhibit 4
                    to Registration Statement on Form 10
                    filed March 1, 1989)

                                                                                            Sequential
Exhibit No.                                                                                   Page No.
-----------                                                                                 ----------
4(b)              Rights Agreement, dated August 23, 1993, between
                    Sea Pines Associates, Inc. and Wachovia Bank
                    of North Carolina, N.A. (Incorporated by
                    reference to Exhibit 4 to Registrant's
                    Form 8-K filed August 23, 1993)

10(a)             Amended and Restated Partnership Agreement
                    of TidePointe Partners dated January
                    14, 1994 (Incorporated by reference
                    to Exhibit 19(a) to Form 10-K filed
                    January 26, 1995)

10(b)             First Amendment to Amended and Restated
                    Partnership Agreement of TidePointe
                    Partners dated August 1, 1994 (Incorporated
                    by reference to Exhibit 19(b) to Form 10-K
                    filed January 26, 1995)

10(c)             Settlement Agreement between Sea Pines Company, Inc.
                    and Asset Management Associates, Inc. dated
                    October 31, 1996  (Incorporated by reference
                    to Exhibit 10(q) to Form 10-K filed January 29, 1997)

10(d)             Agreement for Sale of Improved Land on Hilton Head
                    Island between Sea Pines Company, Inc. and
                    Carolina Center Building Corp. dated
                    October 31, 1996  (Incorporated by reference to
                    Exhibit 10(r) to Form 10-K filed January 29, 1997)

10(e)             Settlement Statement between Sea Pines Company, Inc.
                    and Carolina Center Building Corp. dated
                    October 31, 1996  (Incorporated by reference to
                    Exhibit 10(s) to Form 10-K filed January 29, 1997)

                                                                                            Sequential
Exhibit No.                                                                                   Page No.
-----------                                                                                 ----------
10(f)             Adjustable Rate Promissory Note between Sea Pines
                    Company, Inc. and Carolina Center Building
                    Corp. dated October 31, 1996  (Incorporated by reference to
                    Exhibit 10(t) to Form 10-K filed January 29, 1997)


10(g)             Mortgage Assignment and Security Agreement
                    between Sea Pines Company, Inc. and
                    Carolina Center Building Corp. dated
                    October 31, 1996  (Incorporated by reference to
                    Exhibit 10(u) to Form 10-K filed January 29, 1997)

10(h)             Agreement to Turnover Management and Control
                    between Sea Pines Company, Inc. and Sea Pines
                    Country Club, Inc. dated April 30, 1996
                    (Incorporated by reference to Exhibit 10(v)
                    to Form 10-K filed January 29, 1997)

                    This Agreement contains certain supporting schedules as outlined in the Agreement's Schedule of Exhibits. Any omitted supporting schedules will be furnished supplementally to the Commission upon request.

10(i)             Third Clarification of Membership Plan documents
                    between Sea Pines Company, Inc. and Sea Pines
                    Country Club, Inc. dated April 30, 1996
                    (Incorporated by reference to Exhibit 10(w)
                    to Form 10-K filed January 29, 1997)

10(j)             Second Amendment to Amended and Restated Partnership
                    Agreement of TidePointe Partners dated May 24, 1995.
                    (Incorporated by reference to Exhibit 10(w) to Form 10-K
                    filed February 13, 1998)

                                                                                            Sequential
Exhibit No.                                                                                   Page No.
-----------                                                                                 ----------
10(k)             Third Amendment to Amended and Restated Partnership
                    Agreement of TidePointe Partners dated July 30, 1997
                    (Incorporated by reference to Exhibit 10(w) to
                    Form 10-K filed February 13, 1998)

10(l)             Master Credit Agreement dated as of October 31, 1998
                    between Sea Pines Associates, Inc. and Sea Pines
                    Company, Inc. and Wachovia Bank, N.A.

10(m)             Amended and Restated Term Note between Sea Pines Associates, Inc.
                    and Sea Pines Company, Inc. and Wachovia Bank, N.A.
                    in the principal sum of $18,500,000 dated October 31, 1998 with respect to the Credit Agreement in 10(l) above.

10(n)             Amended and Restated Revolving Line of Credit Note between
                    Sea Pines Associates, Inc. and Sea Pines Company, Inc.
                    and Wachovia Bank, N.A. in the principal sum of
                    $15,000,000 dated October 31, 1998 with respect
                    to the Credit Agreement in 10(l) above.

10(o)             Amended and Restated Seasonal Line of Credit Note
                    between Sea Pines Associates, Inc. and Sea Pines
                    Company, Inc. and Wachovia Bank, N.A. in the
                    principal sum of $2,500,000 dated October 31, 1998
                    with respect to the Credit Agreement in 10(l) above.

10(p)             Mortgage Modification and Restatement Agreement dated
                    October 31, 1998 between Sea Pines Associates, Inc.
                    and Sea Pines Company, Inc. and Wachovia Bank,
                    N.A. with respect to the note in 10(m) above.

10(q)             Mortgage Modification and Restatement Agreement dated
                    October 31, 1998 between Sea Pines Associates, Inc.
                    and Sea Pines Company, Inc. and Wachovia Bank,
                    N.A. with respect to the note in 10(n) above.

                                                                                            Sequential
Exhibit No.                                                                                   Page No.
-----------                                                                                 ----------
10(r)             Mortgage Modification and Restatement Agreement dated
                    October 31, 1998 between Sea Pines Associates, Inc.
                    and Sea Pines Company, Inc. and Wachovia Bank,
                    N.A. with respect to the note in 10(o) above.

10(s)             Swap Transaction confirmation between Sea Pines Company,
                    Inc. and Wachovia Bank, N.A. dated September 30, 1998.

10(t)             License and Use Agreement dated June 30, 1998 between
                    Sea Pines Company, Inc. and CC-Hilton Head, Inc.

10(u)             Asset Purchase Agreement dated July 31, 1997 between
                    Sea Pines Senior Living Center, Inc. and
                    The Rogers Center, L.L.C.
                    (Incorporated by reference to Exhibit 10(w) to
                    Form 10-K filed February 13, 1998)

21                Subsidiaries of the Registrant

27                Financial Data Schedule (for SEC use only)

99.1              Safe Harbor Disclosure