Form 10-Q
period 1999-01-31
SEA PINES ASSOCIATES INC
filed 1999-03-17
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



For quarter ended            January 31, 1999
                             ----------------

Commission file number       0-17517
                             -------

                           Sea Pines Associates, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

       South Carolina                                57-0845789
       --------------                                ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

32 Greenwood Drive
Hilton Head Island, South Carolina                           29928
------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

              (843) 785-3333
              --------------
              (Registrant's telephone number, including area code)

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

                   Yes    X          No
                         ---

The number of shares outstanding of the registrant's common stock as of January 31, 1999 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of January 31, 1999 and October 31, 1998                          3 - 4

         Condensed Consolidated Statements of Operations for
         the Three Months Ended January 31, 1999 and 1998                      5

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended January 31, 1999 and 1998                  6

         Notes to Condensed Consolidated Financial Statements              7 - 8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9 - 13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    13

Item 2 - Changes in Securities                                                13

Item 3 - Defaults Upon Senior Securities                                      13

Item 4 - Submission of Matters To A Vote of
         Security Holders                                                     13

Item 5 - Other Information                                                    13

Item 6 - Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                   January 31,    October 31,
                                                       1999           1998
                                                   (Unaudited)       (Note)
                                                   -----------    -----------
ASSETS
Current assets:
Cash and cash equivalents:
  Unrestricted (overdraft)                           $   (601)      $   591
  Restricted                                            2,214         2,008
                                                     --------       -------
                                                        1,613         2,599

Accounts and notes receivable, net of allowance
  for doubtful accounts of $50 at each date
                                                          769         1,027
Current portion of notes receivable                       432           441
Inventories (Note 2)                                      559           653
Prepaid expenses                                          125           132
                                                     --------       -------
      Total current assets                              3,498         4,852



Notes receivable, less current portion                  1,753         1,767
Deferred income taxes                                     628           316
Deferred loan fees, net                                    47            70
Other assets, net                                          80            82

Real estate assets
  Construction in progress                              2,032         1,135
  Operating properties, net                            23,094        22,680
  Properties held for future development                7,023         7,023
                                                     --------       -------
                                                       32,149        30,838
                                                     --------       -------

Total assets                                         $ 38,155       $37,925
                                                     ========       =======


Note: The condensed consolidated balance sheet at October 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       January 31,    October 31,
                                                           1999           1998
                                                       (Unaudited)       (Note)
                                                       --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                  $ 1,956      $ 2,469
  Advance deposits                                         2,785        1,946
  Line of credit with bank                                 1,591         --
  Income taxes payable                                       --           113
  Current portion of deferred revenue                        486          623
  Current maturities of long-term debt                       367          367
                                                         -------      -------
Total current liabilities                                  7,185        5,518

Long-term debt                                            16,792       16,792
Other deferred revenue                                       953          897
                                                         -------      -------
   Total liabilities                                      24,930       23,207
                                                         -------      -------

Commitments and contingencies

Shareholders' equity:
  Series A cumulative preferred stock, no par
    value, 2,000,000 shares authorized; 1,228,350
    shares issued and outstanding (liquidation
    preference $9,335,460)                                 7,218        7,218
  Series B junior cumulative preferred stock, no
    par value, 3,000 shares authorized; none issued
    or outstanding                                          --           --
  Common stock, 23,000,000 shares authorized;
    1,842,525 shares issued and outstanding                2,166        2,166
  Retained earnings                                        3,841        5,334
                                                         -------      -------
Total shareholders' equity                                13,225       14,718
                                                         -------      -------

Total Liabilities and Shareholders' Equity               $38,155      $37,925
                                                         =======      =======

Note: The condensed consolidated balance sheet at October 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                             Three Months Ended
                                                January 31,
                                            1999           1998
                                         (Unaudited)    (Unaudited)
                                         --------------------------
Revenues                                   $ 6,544       $ 5,295

Cost and expenses:
  Cost of revenues                           5,433         4,291
  Sales and marketing expenses                 645           477
  General and administrative expenses          809           848
  Depreciation and amortization                300           361
                                           -------       -------
    Total costs and expenses                 7,187         5,977
                                           =======       =======

Loss from operations                          (643)         (682)

Other income (expense):
  Interest income                               33            35
  Interest expense                            (308)         (359)
                                           -------       -------
    Total other expenses                      (275)         (324)
                                           -------       -------
Loss before income taxes                      (918)       (1,006)


Income tax benefit                             312           342
                                           -------       -------
Net loss                                      (606)         (664)

Preferred stock dividend requirement          (222)         (222)
                                           -------       -------
Net loss attributable to common stock      $  (828)      $  (886)
                                           =======       =======
Per share of common stock
  Net loss                                 $  0.45       $  0.48
                                           =======       =======

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                 Three Months Ended
                                                                      January 31,
                                                                 1999          1998
                                                              (Unaudited)   (Unaudited)
                                                              -------------------------
Cash Flows From Operating Activities:
Net loss                                                       $  (606)      $(664)
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization                                    300         361
  Decrease in deferred revenue                                     (81)        (18)
  Increase in allowance for doubtful accounts                     --            11
  Increase in deferred income taxes                               (312)       (342)
Changes in current assets and liabilities:
  Increase in restricted cash                                     (206)       (128)
  Decrease in accounts and notes receivable                        281         299
  Decrease in inventories                                           94          14
  Decrease (Increase) in prepaid expenses                            7          (1)
  Decrease in other assets                                          25           1
  Decrease in accounts payable and accrued  expenses            (1,178)       (663)
  Increase in advance deposits                                     839         429
  Decrease in income taxes payable                                (113)       (166)
                                                               -------       -----
Net cash used in operating activities                             (950)       (867)
                                                               -------       -----

Cash Flows from Investing Activities:
  Capital expenditures and property acquisitions                (1,611)       (425)
                                                               -------       -----
  Net cash used in investing activities                         (1,611)       (425)
                                                               -------       -----

Cash Flows from Financing Activities:
  Additional borrowings on line of credit                        1,591         987
  Dividends paid                                                  (222)       (222)
                                                               -------       -----
Net cash provided by financing activities                        1,369         765
                                                               -------       -----

Net decrease in unrestricted cash and cash equivalents          (1,192)       (527)
Unrestricted cash and cash equivalents at start of period          591         215
                                                               =======       =====
Unrestricted cash and cash equivalents (overdraft) at
  end of period                                                $  (601)      $(312)
                                                               =======       =====

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                      JANUARY 31, 1999 AND OCTOBER 31, 1998

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.


NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                     January 31,    October 31,
                                            1999           1998
                                     -----------    -----------
Merchandise                            $   487        $   580
Supplies, parts and accessories             35             35
Food and beverages                           8             10
Other                                       29             28
                                       -------        -------
                                       $   559        $   653
                                       =======        =======

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):

                                         January 31,     October 31,
                                                1999            1998
                                         -----------     -----------
Land and land improvements                $ 20,395         $ 20,140
Buildings                                    7,105            7,103
Machinery and equipment                      6,855            6,399
Property held under capital leases             251              251
                                          --------         --------
                                            34,606           33,893
Less - Accumulated depreciation            (11,512)         (11,213)
                                          --------         --------
                                          $ 23,094         $ 22,680
                                          ========         ========

NOTE 4 - EARNINGS PER SHARE

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company's operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a 28 court racquet club, a home and villa rental management business, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with twelve offices serving Hilton Head Island and its neighboring communities.

Liquidity and Capital Resources

         The Company's financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through March has historically been the Company's lowest resort revenue and real estate sales season and the period from April through October has been the Company's highest season. Therefore, significant decreases in the Company's liquidity, cash resources and working capital are expected during the first fiscal quarter.

         Cash and cash equivalents decreased by $986,000 during the first quarter of 1999 and totaled $1,613,000 at January 31, 1999, of which $2,214,000 was restricted. The Company's working capital deficit increased by $2,568,000 in the first quarter resulting in a working capital deficit of $3,682,000 at January 31, 1999. These reductions in cash and working capital are consistent with the seasonal nature of the Company's operations.

         Under a Master Credit Agreement with its principal corporate lender, the Company maintains a term loan, revolving line of credit and a seasonal line of credit. Available funds under these facilities total $36,000,000, of which $18,750,000 was outstanding at January 31, 1999.

         The term loan in the principal sum of $18,500,000 matures on October 31, 2008. As of January 31, 1999, $18,500,000 was outstanding under the term loan.

         The $15,000,000 revolving line of credit is maintained by the Company primarily to fund its capital projects. $11,000,000 has been pre-approved by the bank for use in the construction of the Company's planned inn and conference center. The remaining $4,000,000 is restricted to bank approved uses. As of January 31, 1999 there was no outstanding amount under the revolving line of credit.

         The seasonal line of credit in the principal amount of $2,500,000 is used to meet cash requirements during the Company's off-season winter months. As of January 31, 1999, $1,591,000 was outstanding on the seasonal line of credit

         Preferred stock dividends are declared and paid one year in arrears. At its December 1998 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first of which was paid on January 15, 1999. Declared, but unpaid, amounts are recorded as dividends payable. Additional quarterly installments will be paid on April 15, 1999, July 15, 1999 and October 15, 1999 to shareholders of record on the first day of each of those months.

Results of Operations for 1999 as Compared to 1998

         The Company reported a consolidated net loss during the first quarter of 1999 of $606,000. The consolidated net loss reported during the first quarter of 1998 was $664,000. These losses reflect the seasonal nature of the Company's resort operations. Losses during the first quarter are anticipated and are consistent with previous year's operating results.

         Consolidated revenues during the three months ended January 31, 1999 totaled $6,544,000, a 23.6% increase over consolidated revenue reported during the three months ended January 31, 1998 of $5,295,000. Resort revenues increased 3.0% during the first quarter from $2,867,000 in 1998 to $2,954,000 in 1999. The increase in resort revenues is primary a result of improved first-quarter performance of the Company's golf division, due to mild weather and increased rounds.

         Real estate brokerage revenues, during the first quarter of 1999, increased by $1,110,000 or 45.7% to $3,540,000 compared to the same period last year. This increase in real estate revenues reflects the continued strength in the demand for both primary and secondary homes within the Hilton Head Island market area. The Company continues to maintain its market share of sales and listings.

         Cost of revenues increased by $1,142,000, or 26.6%, during the first quarter of 1999 compared to the same period last year. This increase can be attributed to the increase in real estate brokerage sales and an increase in the costs associated with those sales.

         First quarter sales and marketing expenses increased by $168,000, or 35.2%, during the first quarter of 1999 over the same period last year. This increase was anticipated and is consistent with the current year budget. The Company has budgeted increases in marketing expenses this year in anticipation of the additional lodging and conference facilities which are under construction.

         General and administrative expenses decreased by $39,000 or 4.6% from the same period last year. The Company continues to closely monitor its controllable general and administrative expenses.

         Interest expense on the Company's debt decreased by $51,000 or 14.2% from the same period last year. This decrease results from lower levels of average outstanding debt and the favorable interest rates obtained as part of the October 1998 refinancing and swap agreements.

Business Outlook and Recent Developments

         The Company has started site work on The Inn at Harbour Town. The Inn at Harbour Town will be a 47,000 square-foot facility featuring 60 rooms and will be adjacent to and provide views of the Harbour Town golf course. Drainage and other site preparation work was completed during the first quarter. Construction has been suspended until after the professional golf and tennis tournaments hosted by the Company. Full construction is scheduled to resume in May 1999, with a grand opening planned for the summer of 2000. Total construction cost is estimated to be $6.5 million.

         The Company has also started site work on The Heritage Conference Center in Harbour Town. The Conference Center will be a 16,000 square-foot facility, featuring state-of-the-art meeting amenities and catering facilities. The work on this facility has also been suspended during the tournament season. The resumption of work is currently scheduled for May 1999 with a grand opening planned for the spring of 2000. Total construction cost is estimated to be $4.5 million.

         The Company is in the planning stages of a new racquet club to be located near the present site. The facility will be approximately 3,800 square feet and feature an expanded pro shop, club offices and meeting room. Construction is scheduled to start this summer.

         The Company also is in the planning stages of a major renovation of the Harbour Town golf course. This renovation is tentatively scheduled to commence in May 2000. During construction and grow-in, the course will be closed for approximately 8 months.

Year 2000 Issue

         The year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Based on its assessment, the Company determined that it will be required to modify or replace portions of its existing software so that its computer systems will properly utilize dates beyond December 31, 1999.

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

         The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issue can be mitigated. The Company is currently working on these modifications. The Company will utilize both internal and external resources to program, or replace and test its software for year 2000 modifications. The Company has not determined the total cost of the year 2000 project. However, the costs are not expected to exceed $150,000 nor have a material effect on its financial statements. The Company has spent less than $100,000 to date, all of which has been expensed. The Company plans to complete the year 2000 project not later than June 30, 1999 and is currently on schedule to meet this target.

         However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company. The Company has not yet determined the extent of contingency planning that may be required for the Company's critical systems if unanticipated problems or delays are encountered with its year 2000 project.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

                                         SEA PINES ASSOCIATES, INC.



Date: March 16, 1999                     Norman P. Harberger
                                         -------------------
                                         Norman P. Harberger
                                         Chairman



Date: March 16, 1999                     Thomas C. Morton
                                         ----------------
                                         Thomas C. Morton
                                         Treasurer and Chief Accounting Officer