Form 10-Q
period 1999-04-30
SEA PINES ASSOCIATES INC
filed 1999-06-14
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



For quarter ended                   April 30, 1999
                                    --------------

Commission file number              0-17517
                                    -------

                           Sea Pines Associates, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

       South Carolina                                57-0845789
       --------------                                ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


32 Greenwood Drive
Hilton Head Island, South Carolina                             29928
--------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

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

                         Yes     X                 No

The number of shares outstanding of the registrant's common stock as of April 30, 1999 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of April 30, 1999 and October 31, 1998                           3 - 4

         Condensed Consolidated Statements of Operations for
         the Six Months Ended April 30, 1999 and 1998                         5

         Condensed Consolidated Statements of Cash Flows
         for the Six Months ended April 30, 1999 and 1998                     6

         Notes to Condensed Consolidated Financial Statements             7 - 8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9 - 13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   13

Item 2 - Changes in Securities                                               14

Item 3 - Defaults Upon Senior Securities                                     14

Item 4 - Submission of Matters To A Vote of
         Security Holders                                                    14

Item 5 - Other Information                                                   14

Item 6 - Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                     April 30,            October 31,
                                                                       1999                  1998
                                                                    (Unaudited)             (Note)
                                                               --------------------------------------------
Assets
 Current Assets:
   Cash and cash equivalents:
      Unrestricted                                                    $  --                 $   591
       Restricted                                                       4,527                 2,008
                                                               --------------------------------------------
                                                                        4,527                 2,599

   Accounts and notes receivable, net of allowance for
     doubtful accounts of $50 at each date                              1,366                 1,027
   Current portion of notes receivable                                    406                   441
   Inventories (Note 2)                                                   620                   653
   Prepaid expenses                                                       332                   132
                                                               --------------------------------------------
       Total current assets                                             7,251                 4,852



 Notes receivable, less current portion                                 1,763                 1,767
 Deferred income taxes                                                    316                   316
 Deferred loan fees, net                                                   43                    70
 Other assets, net                                                         80                    82

 Real estate assets
   Construction in progress                                             3,167                 1,135
   Operating properties, net                                           22,959                22,680
   Properties held for future development                               7,023                 7,023
                                                               --------------------------------------------
                                                                       33,149                30,838
                                                               --------------------------------------------

 Total assets                                                         $42,602               $37,925
                                                               ============================================

Note: The condensed consolidated balance sheet at October 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                     April 30,            October 31,
                                                                       1999                  1998
                                                                    (Unaudited)             (Note)
                                                               --------------------------------------------

 Liabilities and Shareholders' Equity
 Current Liabilities:
   Accounts payable and accrued expenses                              $ 3,885               $ 2,469
   Advance deposits                                                     3,719                 1,946
   Line of credit with bank                                               314                     -
   Income taxes payable                                                   333                   113
   Current portion of deferred revenue                                    401                   623
   Current maturities of long-term debt                                   367                   367
                                                               --------------------------------------------
 Total current liabilities                                              9,019                 5,518

 Long-term debt                                                        18,133                16,792
 Deferred revenue                                                         973                   897
    Total liabilities                                                  28,125                23,207

 Commitments and contingencies

 Shareholders' equity:
   Series A cumulative preferred stock, no par
     value, 2,000,000 shares authorized; 1,228,350
     shares issued and outstanding (liquidation
     preference $9,335,460)                                             7,218                 7,218
   Series B junior cumulative preferred stock, no
     par value, 3,000 shares authorized; none issued
     or outstanding                                                       --                    --
   Common stock, 23,000,000 shares authorized;
     1,842,525 shares issued and outstanding                            2,166                 2,166
   Retained earnings                                                    5,093                 5,334
                                                               --------------------------------------------
 Total shareholders' equity                                            14,477                14,718
                                                               --------------------------------------------

 Total Liabilities and Shareholders' Equity                           $42,602               $37,925
                                                               ============================================

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

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                             Quarter Ended                           Six Months Ended
                                                                 April 30,                              April 30,
                                                            1999                1998               1999              1998
                                                        (Unaudited)          (Unaudited)        (Unaudited)       (Unaudited)
                                                    -----------------------------------------------------------------------------

Revenues                                                    $13,395              $10,270             $19,939           $15,565

Cost and expenses:
   Cost of revenues                                           9,140                6,851              14,570            11,142
   Sales and marketing expenses                                 768                  525               1,416             1,002
   General and administrative expenses                        1,000                  800               1,809             1,648
   Depreciation and amortization                                306                  361                 606               722
                                                    -----------------------------------------------------------------------------
       Total costs and expenses                              11,214                8,537              18,401            14,514
                                                    -----------------------------------------------------------------------------

Income from operations                                        2,181                1,733               1,538             1,051

Other income (expense):
   Interest income                                               28                   31                  61                66
   Interest expense                                            (312)                (376)               (620)             (735)
                                                    -----------------------------------------------------------------------------
     Total other expenses                                      (284)                (345)               (559)             (669)
                                                    -----------------------------------------------------------------------------
Income before income taxes                                    1,897                1,388                 978               382

Provision for income taxes                                      645                  472                 333               130
                                                    -----------------------------------------------------------------------------
Net income                                                    1,252                  916                 646               252

Preferred stock dividend requirement                           (223)                (223)               (445)             (445)
                                                    -----------------------------------------------------------------------------
Net income (loss) attributable to common
   stock                                                    $ 1,029              $   693             $   201           $  (193)
                                                    =============================================================================
Per share of common stock
   Net income (loss)                                        $  0.56              $  0.38             $  0.11           $ (0.10)
                                                    =============================================================================

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                    Six Months Ended
                                                                                        April 30,
                                                                               1999                 1998
                                                                            (Unaudited)         (Unaudited)
                                                                        -----------------------------------------
Cash Flows From Operating Activities:
Net Income                                                                     $    646              $  252
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                    606                 722
   Increase (decrease) in deferred revenue                                         (146)                 23
   Decrease in allowance for doubtful accounts                                        -                  (4)
   Decrease in deferred income taxes                                                  -                 130
Changes in current assets and liabilities:
   Increase in restricted cash                                                   (2,519)             (1,767)
   Increase in accounts and notes receivable                                       (300)               (481)
   Decrease (increase) in inventories                                                33                (119)
   Increase in prepaid expenses                                                    (200)                (58)
   Decrease in other assets                                                          29                  18
   Increase in accounts payable and accrued expenses                                974                 652
   Increase in advance deposits                                                   1,773               1,546
   Increase (decrease) in income taxes payable                                      220                (166)
                                                                        -----------------------------------------
Net cash provided by operating activities                                         1,116                 748
                                                                        -----------------------------------------

Cash Flows from Investing Activities:
   Capital expenditures and property acquisitions                                (2,917)               (965)
                                                                        -----------------------------------------
Net cash used in investing activities                                            (2,917)               (965)
                                                                        -----------------------------------------

Cash Flows from Financing Activities:
 Additional borrowing on term loan                                                1,341                 --
 Borrowings (repayments) on line of credit                                          314                (101)
 Dividends paid                                                                    (445)               (445)
                                                                        -----------------------------------------
 Net cash provided by (used in) financing activities                              1,210                (546)
                                                                        -----------------------------------------

Net decrease in unrestricted cash and cash equivalents                             (591)               (763)
Unrestricted cash and cash equivalents at start of period                           591                 215
                                                                        -----------------------------------------
Unrestricted cash and cash equivalents at end of period                        $      0              $ (548)
                                                                        =========================================

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       APRIL 30, 1999 AND OCTOBER 31, 1998


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                            April 30,               October 31,
                                             1999                      1998
                                            --------                -----------
Merchandise                                 $   542                   $   580
Supplies, parts and accessories                  35                        35
Food and beverages                               14                        10
Other                                            29                        28
                                            -------                   -------

                                            $   620                   $   653
                                            =======                   =======

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):

                                                  April 30,            October 31,
                                                     1999                  1998
                                                ------------------------------------
Land and land improvements                         $ 20,395              $ 20,140
Buildings                                             7,157                 7,103
Machinery and equipment                               6,973                 6,399
Property held under capital leases                      251                   251
                                                   --------              --------
                                                     34,776                33,893
Less - Accumulated depreciation                     (11,817)              (11,213)
                                                   --------              --------
                                                   $ 22,959              $ 22,680
                                                   ========              ========


NOTE 4 - EARNINGS PER SHARE

Income (loss) per share of common stock is calculated by dividing net income or loss after preferred stock dividend requirements by the weighted average number of outstanding shares of common stock. Furthermore, basic and diluted earnings per share are identical for all periods presented. Potentially diluted securities consist of additional shares of common stock issuable when the stock rights become exercisable. These contingently issuable shares have not been included in basic or diluted earnings per share as the stock rights are not yet exercisable.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company's operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a 28 court racquet club, a home and villa rental management business, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with thirteen offices serving Hilton Head Island and its neighboring communities.

Liquidity and Capital Resources

         Cash and cash equivalents increased by $2,914,000, during the second quarter of 1999 and totaled $4,527,000 at April 30, 1999 all of which was restricted. The Company's working capital deficit decreased by $1,914,000 in the second quarter resulting in a working capital deficit of $1,768,000 at April 30, 1999. These increases in cash and working capital are consistent with the seasonal nature of the Company's operations.

         Under a Master Credit Agreement with its principal corporate lender, the Company maintains a term loan, revolving line of credit and a seasonal line of credit. Available funds under these facilities total $36,000,000 of which $18,814,000 was outstanding at April 30, 1999.

         The term loan in the principal sum of $18,500,000 matures on October 31, 2008. As of April 30, 1999, $18,500,000 was outstanding under the term loan.

         The $15,000,000 revolving line of credit is maintained by the Company primarily to fund its capital projects. Under the line of credit, $11,000,000 has been pre-approved by the bank for use in the construction of the Company's planned inn and conference center. The remaining $4,000,000 is restricted to bank approved uses. As of April 30, 1999 there was no outstanding amount under the revolving line of credit.

         The seasonal line of credit in the amount of $2,500,000 is designed to meet cash requirements during the Company's off-season winter months. As of April 30, 1999, $314,000 was outstanding on the seasonal line of credit.

         Preferred stock dividends are declared and paid one year in arrears. As its December 1998 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first two of which were paid on January 15, 1999 and April 15, 1999. Declared, but unpaid, amounts are recorded as dividends payable. Additional quarterly installments will be paid on July 15, 1999 and October 15, 1999 to shareholders of record on the first day of each of those months.

Results of Operations for 1999 as Compared with 1998

         The Company reported consolidated net income during the second quarter of 1999 of $1,252,000, a 37% increase over the 1998 second quarter net income of $916,000.

         Consolidated revenues during the three months ended April 30, 1999 totaled $13,395,000, a 30% increase over consolidated revenues reported during the three months ended April 30, 1998 of $10,270,000.

         Resort revenues during the second quarter of 1999 increased by $628,000 or 7.8% over second quarter 1998 resort revenues. The Company attributes the increase in resort revenues to two factors: first, to an increase in the lodging revenue partially generated from the acquisition of additional units onto the Company's rental program ; and, second, to better weather conditions as compared to the second quarter of 1998 which continued to feel the effects of the El Nino weather pattern.

         Real estate brokerage revenues increased by $2,557,000, or 115%, to $4,775,000 during the second quarter ended April 30, 1999 from the same period last year. This increase in real estate revenues reflects both the continued strength in market demand and the rapidly appreciating property values within the Hilton Head Island market area. The Company continues to increase its market share of sales and listings.

         Cost of revenues increased by $2,289,000, or 33.4% during the second quarter of 1999 compared to the same period last year. This increase can be attributed to the volume increase in real estate brokerage sales and lodging rental revenues. Additionally, the costs associated with the real estate brokerage sales have increased. The average commission paid to the Company's agents as a percentage of revenue has increased from 67.8% in 1998 to 70.7% in 1999. However, despite this increase in commissions paid, the Real Estate Company's net income as a percentage of revenue has increased to 11.4% in 1999 as compared to 8.26% in 1998.

         Sales and marketing expenses have increased by $243,000 or 46.3% during the second quarter of 1999 as compared to the same period last year. This increase relates primarily to three factors: first, advertising related to the significant increase in real estate brokerage sales; second, pre-opening sales and marketing costs associated with the inn and conference center under construction; and, third, specific marketing targeted at increasing rentals at the SeaCrest, a new condominium project on the Island where the Company manages over 60 units.

         General and administrative expenses increased by $200,000 or 25% during the second quarter of 1999 compared to the same period last year. The Company has experienced increases in the cost of health benefits provided to its employees and also in its property taxes due to a countywide reassessment of property values.

         Interest expense on the Company's debt decreased by $64,000 or 17% from the same period last year. This decrease results from lower levels of average outstanding debt and the favorable interest rates obtained as part of the October 1998 refinancing and swap agreement.

Business Outlook and Recent Developments

         The Company expects to enter into construction contracts and commence construction within the next several weeks on The Inn at Harbour Town, The Heritage Conference Center and the court reconstruction phase of the Sea Pines Racquet Club renovation. Initial site work has been completed on these projects.

         The Inn at Harbour Town will be a 47,000 square-foot facility featuring 60 rooms and will be adjacent to and provide views of the Harbour Town Golf Course. Construction budgets have now been completed and total construction costs are estimated at $10.7 million. Completion is scheduled for the fall of 2000.

         The Heritage Conference Center will be a 16,000 square-foot facility adjacent to the existing Harbour Town Clubhouse. Construction budgets have now been completed, and total construction costs are estimated at $5.4 million. Completion is scheduled for the spring of 2000.

         Additionally, the Company is starting work on Phase I of the Sea Pines Racquet Club renovation. Phase I includes a complete reconfiguration and reconstruction of the court facilities and surrounding area. It also includes the location and use of a temporary pro shop building. Total construction costs of Phase I have been estimated at $1.1 million. Phase II of the project includes a permanent 3,800 square-foot facility containing an expanded pro shop, club offices and meeting room. The cost of Phase II is estimated at $900,000 although no firm start date has been determined.

         The Company also is in the planning stages of a major renovation of the Harbour Town Golf Links. This renovation is tentatively scheduled to commence in May 2000. During the construction and grow-in, the course will be closed for approximately 8 months.

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

         The systems that the Company has identified as being critical include but may not be limited to the following: AS400 Operating System, Lodging Management System, Point of Sales System, General Ledger System, Credit Card Processing, Banking relationship, Telecommunications vendor.

         The Company has also identified non-critical issues including, but not limited to, stand alone personal computers, computerized irrigation systems, other third party vendors and possible security systems issues.

         The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issues can be mitigated. The Company is currently working on these modifications. The Company will utilize both internal and external resources to program, or replace and test its software for year 2000 modifications. The Company has not determined the total cost of the year 2000 project. However, the costs are not expected to exceed $150,000 nor have a material effect on its financial statements. The Company has spent less than $100,000 to date, all of which has been expensed. The Company plans to complete the year 2000 project not later than August 31, 1999 and is currently on schedule to meet this target.

         However, if such modifications and conversions are not made, or are not completed timely, the year 2000 issue could have a material impact on the operations of the Company. The Company has not yet determined the extent of contingency planning that may be required for the Company's critical systems if unanticipated problems or delays are encountered with its year 2000 project.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         During the three months ended April 30, 1999, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company has had settlement discussions directly with the Plaintiff in the lawsuit relating to the construction of the Conference Center in Harbour Town. See Item 3 "Legal Proceedings" of the 1998 Form 10-K for a complete discussion of the case. The Company is reviewing a recent proposal by the Plaintiff and anticipates that an outcome favorable to the Company can be reached. However, no final agreement has been executed and assurance of such cannot be given at this time.

         There have been no other material changes in any of the legal proceedings discussed in the Company's 1998 Annual Report on Form 10-K. See Item 3 "Legal Proceedings" of Form 10-K for a complete discussion.

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

                  None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters To A Vote of Security Holders

         a) The Annual Meeting of Shareholders of the Company was held at 3:00 p.m. (EST) on March 6, 1999.

         b) The following Directors of the Company were elected during the Annual Meeting:

                           Thomas G. Daniels
                           Ralph L. Dupps, Jr.
                           Charles W. Flynn
                           Arthur P. Sundry
                           Frank E. Zimmerman, Jr.

                  The following Directors' terms of office as Directors of the Company continued after the Annual Meeting:

                           Paul B. Barringer, II
                           Angus Cotton
                           P.R. Easterlin, Jr.
                           James L. Gray
                           Norman P. Harberger
                           Michael E. Lawrence
                           John G. McGarty
                           Thomas C. Morton
                           Robert W. Siler, Jr.
                           Joseph E. Vercellotti

At the Annual Meeting the Shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending October 31, 1999. The ratification passed with 1,338,000 affirmative votes, 2,250 negative votes and 4,500 abstaining votes.

Item 5. Other Information

                  None

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  27-Financial Data Schedule (For SEC use only)
                  99.1-Safe Harbor Disclosure

         (b)      Reports on Form 8-K None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SEA PINES ASSOCIATES, INC.



Date:  June 14, 1999                        Norman P. Harberger
       -------------                        -------------------
                                            Norman P. Harberger
                                            Chairman



Date:  June 14, 1999                        Thomas C. Morton
       -------------                        ----------------
                                            Thomas C. Morton
                                            Treasurer