Form 10-Q
period 1999-07-31
SEA PINES ASSOCIATES INC
filed 1999-09-14
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



For quarter ended            July 31, 1999
                             -------------

Commission file number       0-17517
                             -------

                           Sea Pines Associates, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         South Carolina                                57-0845789
         --------------                                ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)



32 Greenwood Drive
Hilton Head Island, South Carolina                                     29928
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

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

                                  Yes X    No
                                     ---

The number of shares outstanding of the registrant's common stock as of July 31, 1999 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of July 31, 1999 and October 31, 1998                           3 - 4

         Condensed Consolidated Statements of Operations for
         the Nine Months Ended July 31, 1999 and 1998                        5

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months ended July 31, 1999 and 1998                    6

         Notes to Condensed Consolidated Financial Statements            7 - 8

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                9 - 13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  13

Item 2 - Changes in Securities                                              14

Item 3 - Defaults Upon Senior Securities                                    14

Item 4 - Submission of Matters To A Vote of
           Security Holders                                                 14

Item 5 - Other Information                                                  14

Item 6 - Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                    JULY 31,              OCTOBER 31,
                                                                      1999                   1998
                                                                   (UNAUDITED)              (NOTE)
                                                              --------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents:
     Unrestricted                                                    $   860                $  591
     Restricted                                                        3,917                 2,008
                                                              --------------------------------------------
                                                                       4,777                 2,599

  Accounts and notes receivable, net of allowance for
    doubtful accounts of $55 and $50 at July 31, 1999 and              1,072                 1,027
    October 31, 1998, respectively
  Current portion of notes receivable                                    409                   441
  Inventories (Note 2)                                                   670                   653
  Prepaid expenses                                                       331                   132
                                                              --------------------------------------------
      Total current assets                                             7,259                 4,852


Notes receivable, less current portion                                 1,736                 1,767
Deferred income taxes                                                    316                   316
Deferred loan fees, net                                                   39                    70
Other assets, net                                                         79                    82

Real estate assets
  Construction in progress                                             2,341                 1,135
  Operating properties, net                                           24,205                22,680
  Properties held for future development                               7,023                 7,023
                                                              --------------------------------------------
                                                                      33,569                30,838
                                                              --------------------------------------------

Total assets                                                         $42,998               $37,925
                                                              ============================================

Note: The condensed consolidated balance sheet at October 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                     JULY 31,             OCTOBER 31,
                                                                       1999                  1998
                                                                    (UNAUDITED)             (NOTE)
                                                               --------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                              $ 4,369               $ 2,469
  Advance deposits                                                     2,685                 1,946
  Income taxes payable                                                   124                   113
  Current portion of deferred revenue                                    575                   623
  Current maturities of long-term debt                                   367                   367
                                                              --------------------------------------------
Total current liabilities                                              8,120                 5,518

Long-term debt                                                        17,949                16,792
Deferred revenue                                                         917                   897
                                                              --------------------------------------------
   Total liabilities                                                  26,986                23,207

Commitments and contingencies

Shareholders' equity:
  Series A cumulative preferred stock, no par value,
    2,000,000 shares authorized; 1,228,350 shares issued
    and outstanding (liquidation preference $9,335,460)                7,218                 7,218
  Series B junior cumulative preferred stock, no par value,
    3,000 shares authorized; none issued or outstanding                   --                    --
  Common stock, 23,000,000 shares authorized; 1,842,525
    shares issued and outstanding                                      2,166                 2,166
  Retained earnings                                                    6,628                 5,334
                                                              --------------------------------------------

Total shareholders' equity                                            16,012                14,718
                                                              --------------------------------------------

Total Liabilities and Shareholders' Equity                           $42,998               $37,925
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

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                 QUARTER ENDED                        NINE MONTHS ENDED
                                                                    JULY 31,                              JULY 31,
                                                            1999                1998               1999              1998
                                                        (UNAUDITED)          (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
                                                    ----------------------------------------------------------------------------
Revenues                                                 $14,786              $12,012             $34,725           $27,577

Cost and expenses:
   Cost of revenues                                       10,621                8,346              25,191            19,488
   Sales and marketing expenses                              716                  516               2,132             1,518
   General and administrative expenses                     1,089                1,014               2,898             2,662
   Depreciation and amortization                             313                  314                 919             1,036
                                                    ----------------------------------------------------------------------------
       Total costs and expenses                           12,739               10,190              31,140            24,704
                                                    ----------------------------------------------------------------------------

Income from operations                                     2,047                1,822               3,585             2,873

Other income (expense):
   Interest income                                            51                   37                 112               103
   Interest expense                                         (296)                (343)               (916)           (1,078)
   Gain on sale of healthcare business and assets
                                                              --                  179                  --               179
   Gain on sale of assets                                    524                   --                 524                --
                                                    ----------------------------------------------------------------------------
     Total other income (expense)                            279                 (127)               (280)             (796)
                                                    ----------------------------------------------------------------------------

Income before income taxes                                 2,326                1,695               3,305             2,077
Income tax provision                                         791                  577               1,124               706
                                                    ----------------------------------------------------------------------------
Net income                                                 1,535                1,118               2,181             1,371

Preferred stock dividend requirement                        (222)                (222)               (667)             (667)
                                                    ----------------------------------------------------------------------------
Net income attributable to common stock                   $1,313               $  896             $ 1,514           $   704
                                                    ============================================================================
Per share of common stock
  Net income                                              $ 0.71               $ 0.49             $  0.82           $  0.38
                                                    =============================================================================

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                    NINE MONTHS ENDED
                                                                                         JULY 31,
                                                                                1999                 1998
                                                                             (UNAUDITED)         (UNAUDITED)
                                                                        -----------------------------------------
Cash Flows From Operating Activities:
Net Income                                                                     $ 2,181             $ 1,371
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                    919               1,078
  Decreases in deferred revenue                                                    (28)                 (7)
  Increase in allowance for doubtful accounts                                        5                   1
  Decrease in deferred income taxes                                                 --                 706
Changes in assets and liabilities:
  Increase in restricted cash                                                   (1,909)               (973)
  Increase in accounts and notes receivable                                         18                  16
  Increase in inventories                                                          (17)                (26)
  Increase in prepaid expenses                                                    (199)                (38)
  Decrease in other assets                                                          34                  27
  Increase in accounts payable and accrued expenses                              1,900               1,261
  Increase in advance deposits                                                     739                 674
  Increase (decrease) in income taxes payable                                       11                (166)
                                                                        -----------------------------------------
Net cash provided by operating activities                                        3,654               3,924
                                                                        -----------------------------------------

Cash Flows from Investing Activities:
  Capital expenditures and property acquisitions                                (3,875)             (1,278)
                                                                        -----------------------------------------
Net cash used in investing activities                                           (3,875)             (1,278)
                                                                        -----------------------------------------

Cash Flows from Financing Activities:
  Additional borrowing on term loan                                              1,341                  --
  Principal repayments of debt                                                    (184)               (405)
  Repayment of short-term debt                                                      --                (467)
  Repayment of long-term debt                                                       --              (1,600)
  Dividends paid                                                                  (667)               (667)
                                                                        -----------------------------------------
Net cash provided by (used in) financing activities                                490              (3,139)
                                                                        -----------------------------------------

Net increase (decrease) in unrestricted cash and cash equivalents
                                                                                   269                (493)
Unrestricted cash and cash equivalents at start of period                          591                 215
                                                                        -----------------------------------------

Unrestricted cash and cash equivalents (overdraft) at end of period            $   860             $  (278)
                                                                        =========================================

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       JULY 31, 1999 AND OCTOBER 31, 1998

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ended October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1998.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                           July 31,               October 31,
                                            1999                     1998
                                           --------               ----------

Merchandise                                $   556                 $   580
Supplies, parts and accessories                 35                      35
Food and beverages                              49                      10
Other                                           30                      28
                                           -------                 -------

                                           $   670                 $   653
                                           =======                 =======

NOTE 3 -  OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):

                                         July 31,                  October 31,
                                          1999                         1998
                                         --------                  -----------
Land and land Improvements               $ 21,495                   $ 20,140
Buildings                                   7,244                      7,103
Machinery and equipment                     7,059                      6,399
Property held under capital leases            251                        251
                                         --------                   --------
                                           36,049                     33,893
Less - Accumulated depreciation           (11,844)                   (11,213)
                                         --------                   --------
                                         $ 24,205                   $ 22,680
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

Liquidity and Capital Resources

         Cash and cash equivalents increased by $350,000, during the third quarter of 1999 and totaled $4,777,000 at July 31, 1999 of which $3,917,000 was restricted. The Company's working capital deficit decreased by $907,000 in the third quarter resulting in a working capital deficit of $861,000 at July 31, 1999. These increases in cash and working capital are consistent with the seasonal nature of the Company's operations.

         Under a Master Credit Agreement with its principal corporate lender, the Company maintains a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these facilities total $36,000,000 of which $18,316,000 was outstanding at July 31, 1999.

         The term loan in the principal sum of $18,500,000 matures on October 31, 2008. As of July 31, 1999, $18,316,000 was outstanding under the term loan.

         The $15,000,000 revolving line of credit is maintained by the Company primarily to fund its capital projects. The bank has approved the entire $15,000,000 line for use in the construction of the Company's inn, conference center and racquet club renovations. As of July 31, 1999 there was no outstanding amount under the revolving line of credit.

         The seasonal line of credit in the amount of $2,500,000 is designed to meet cash requirements during the Company's off-season winter months. As of July 31, 1999, there was no outstanding amount under the revolving line of credit.

         Preferred stock dividends are declared and paid one year in arrears. At its December 1998 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first three of which were paid on January 15, 1999, April 15, 1999 and July 15, 1999. Declared, but unpaid, amounts are recorded as dividends payable. The fourth quarterly installment will be paid on October 15, 1999 to shareholders of record on the first day of October.

Results of Operations for 1999 as Compared with 1998

         The Company reported consolidated net income during the third quarter of 1999 of $1,535,000, a 37% increase over the 1998 third quarter net income of $1,118,000.

         Consolidated revenues during the three months ended July 31, 1999 totaled $14,786,000, a 23% increase over consolidated revenues reported during the three months ended July 31, 1998 of $12,012,000.

         Resort revenues during the third quarter of 1999 increased by $1,136,000 or 12.8% over third quarter 1998 resort revenues. The Company attributes the increase in resort revenues to an increase in lodging revenue partially generated from the acquisition of additional units onto the Company's rental program.

         Real estate brokerage revenues increased by $1,372,000, or 41.5%, to $4,675,000 during the third quarter ended July 31, 1999 from the same period last year. This increase in real estate revenues reflects both the continued strength in market demand and the rapidly appreciating property values within the Hilton Head Island market area. The

Company continues to increase its market share of sales and listings.

         Cost of revenues increased by $2,275,000, or 27.3% during the third quarter of 1999 compared to the same period last year. This increase can be attributed to the volume increase in real estate brokerage sales and lodging rental revenues. Additionally, the costs associated with the real estate brokerage sales have increased. The average commission paid to the Company's agents as a percentage of revenue has increased from 67.4% in 1998 to 69.8% in 1999. However, despite this increase in commissions paid, the Real Estate Company's net income as a percentage of revenue has increased to 11.9% in 1999 as compared to 10.5% in 1998.

         Sales and marketing expenses have increased by $200,000 or 38.8% during the third quarter of 1999 as compared to the same period last year. This increase relates primarily to three factors: first, advertising related to the significant increase in real estate brokerage sales; second, pre-opening sales and marketing costs associated with the inn and conference center under construction; and, third, specific marketing targeted at increasing rentals at the SeaCrest, a new condominium project on the Island where the Company manages over 60 units.

         General and administrative expenses increased by $75,000 or 7.4% during the third quarter of 1999 compared to the same period last year. The Company has experienced increases in the cost of health benefits provided to its employees and also in its property taxes due to a countywide reassessment of property values.

         Interest expense on the Company's debt decreased by $47,000 or 13.7% from the same period last year. This decrease results from a reduction in interest rates obtained as part of the October 1998 refinancing and swap agreement and interest capitalized in the inn, conference center and racquet club construction projects.

Business Outlook and Recent Developments

         The Company has entered into construction contracts and has commenced construction on The Inn at Harbour Town, The Heritage Conference Center and the court reconstruction phase of the Sea Pines Racquet Club renovation. Construction contracts signed to date total approximately $12,500,000. Total project costs are estimated at $17,200,000 for all three projects. As of July 31, 1999, total combined project costs spent to date are $2,041,000.

         The Inn at Harbour Town will be a 47,000 square-foot facility featuring 60 rooms and will be adjacent to and provide views of the Harbour Town Golf Course. Total construction costs are estimated at $10,600,000. As of July 31, 1999, $1,090,000 has been spent. Completion is scheduled for the fall of 2000.

         The Heritage Conference Center will be a 16,000 square-foot facility adjacent to the existing Harbour Town Clubhouse. Total construction costs are estimated at $5,500,000. As of July 31, 1999, $863,000 has been spent. Completion is scheduled for the spring of 2000.

         Additionally, the Company is starting work on Phase I of the Sea Pines Racquet Club renovation. Phase I includes a complete reconfiguration and reconstruction of the court facilities and surrounding area. Total construction costs of Phase I have been estimated at $1,100,000. Phase II of the project includes a permanent 3,800 square-foot facility containing an expanded pro shop, club offices and meeting room. As of July 31, 1999, $88,000 has been spent. Completion is scheduled for the spring of 2000. The cost of Phase II is estimated at $900,000 although no firm start date has been determined.

         The Company also is in the planning stages of a major renovation of the Harbour Town Golf Links. This renovation is tentatively scheduled to commence in May 2000 with an estimated construction cost of $2,000,000. During the construction and grow-in, the course will be closed for approximately 8 months.

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

         The systems that the Company has identified as being critical include but may not be limited to the following: AS400 Operating System, Lodging Management System, Point of Sales System, General Ledger System, Credit Card Processing, Banking relationship and Telecommunications vendor.

         The Company has also identified non-critical issues including, but not limited to, stand alone personal computers, computerized irrigation systems, other third party vendors and possible security systems issues.

         The Company presently believes that with modifications to existing software and conversions to new software, the year 2000 issues can be mitigated. The Company is currently working on these modifications. The Company will utilize both internal and external resources to program, or replace and test its software for year 2000 modifications. The Company has not determined the total cost of the year 2000 project. However, the costs are not expected to exceed $150,000 nor have a material effect on its financial statements. The Company has spent less than $100,000 to date, all of which has been expensed. The Company plans to complete the year 2000 project not later than September 30, 1999 and is currently on schedule to meet this target.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         During the three months ended July 31, 1999, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company has reached a written settlement agreement with the plaintiffs that filed a lawsuit against the Company relating to the construction of a new conference center in the Harbour Town area. See Item 3 "Legal Proceedings" of the 1998 Form 10-K for a complete discussion of the lawsuit. The settlement agreement requires the plaintiffs to dismiss their appeal and agree to be bound by the trial court's order of March 4, 1998 if the Company proceeds with the construction of a 60-room inn adjacent to the conference center site. The Company is also obligated to pay $15,000 to the plaintiffs for legal fees incurred in the appeal. Construction of both the conference center and the inn began in the third quarter of 1999 and both facilities are expected to be completed and operational before the end of fiscal year 2000.

         The Company has also signed a written settlement agreement with the plaintiffs in a lawsuit filed by thirteen condominium rental companies and two individuals relating to an alleged tying arrangement regarding access to the Company's pools and parking facilities.

See Item 3 "Legal Proceedings" of the 1998 Form 10-K for a complete discussion of the lawsuit. The plaintiffs have agreed to dismiss all claims against the Company and convey by quit-claim deeds any interest they have in all of the properties involved in the lawsuit. The Company is required to allow access to the Company's swimming pools under certain conditions to guests of the plaintiffs.

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

                                         SEA PINES ASSOCIATES, INC.



Date:  September 14, 1999                /s/ Norman P. Harberger
       ------------------                --------------------------------------
                                             Norman P. Harberger
                                             Chairman



Date:  September 14, 1999                /s/ Thomas C. Morton
       ------------------                --------------------------------------
                                             Thomas C. Morton
                                             Treasurer