Form 10-K405
period 1999-10-31
SEA PINES ASSOCIATES INC
filed 2000-01-27
CIK 846926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For the fiscal year ended October 31,1999        Commission file number: 0-17517


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

       Registrant's telephone number, including area code: (843) 785-3333

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past. Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         There is presently no established public trading market for shares of the registrant's common stock, no par value, and there has been very limited trading in such shares since their original issuance in 1987. Accordingly, trading activity in the common stock of the registrant does not currently represent a reliable indicator of the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant and the registrant is unable to estimate such value.

The number of shares outstanding of the registrant's common stock as of January 20, 2000 was 1,842,525.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement in connection with its 2000 Annual Meeting of Shareholders to be held on March 16, 2000 are incorporated by reference into Part III.

                                     PART I

THIS REPORT ON FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED , AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH IN THIS REPORT, AND THOSE CONTAINED IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS REPORT ON FORM 10-K, WHICH FACTORS ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD- LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


ITEM 1.           BUSINESS.

         (a) GENERAL DEVELOPMENT OF BUSINESS. Sea Pines Associates, Inc. was incorporated under South Carolina law on May 4, 1987. As used in this report on Form 10- K, except where the context otherwise indicates, the "Company" means Sea Pines Associates, Inc. and its subsidiaries. The Company was principally organized to acquire, own and operate certain resort assets located in Sea Pines, a 5,300 acre master planned resort community on Hilton Head Island, South Carolina.

         Subsidiaries of the Company include Sea Pines Company, Inc. ("SPC"), Sea Pines Real Estate Company, Inc. ("SPREC") and Fifth Golf Course Club, Inc., all of which are wholly owned.

         SPC is a full-service resort which owns and operates three golf courses, tennis and various other recreational facilities, home and villa rental management, and food and beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate on Hilton Head Island and its neighboring communities. Fifth Golf Course Club, Inc. owns certain acreage which could be used for outdoor recreational uses.

         (b) FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS. See Note 13 to the consolidated financial statements contained elsewhere herein for business segment information.

         (c) NARRATIVE DESCRIPTION OF BUSINESS. The Company's operations are conducted primarily in two reportable business segments for the year ended October 31, 1999. These segments are organized by the type of operations and for the year ended October 31, 1999, included: (1) resort activities, including home and villa rental management operations, golf course operations, food and beverage operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head, South Carolina area. Additionally, prior to the year ended October 31, 1999, the Company had a third reportable segment, which included all activities related to the Company's investment in TidePointe Partners and the related healthcare operations. During fiscal 1998, the Company sold its investment in TidePointe Partners and therefore this is not a reportable segment for the year ended October 31, 1999.

                  1. RESORT OPERATIONS. Resort operations consist primarily of the operation of three resort golf courses, a racquet club facility, a home and villa rental management company, retail outlets, food service operations, and other recreational facilities. For fiscal year 1999, resort operations accounted for approximately $28,941,000 (62%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $15,075,000 (32%) and home and villa rental management activities responsible for revenues of approximately $11,471,000 (25%). For fiscal year 1998, resort operations accounted for approximately $26,554,000 (69%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $15,064,000 (39%) and home and villa rental management activities responsible for revenues of approximately $10,168,000 (26%). For fiscal year 1997, resort operations accounted for approximately $26,322,000 (73%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $14,688,000 (41%) and home and villa rental management activities responsible for revenues of approximately $10,001,000 (28%).

         During each of the fiscal years 1999, 1998 and 1997, approximately 70% of golf and tennis revenues and 90% of home and villa rentals were derived from vacation and conference use at Sea Pines. As a result, the Company believes its future success is dependent upon Hilton Head (in general) and Sea Pines (in particular) continuing to be considered as prime destination resort areas, with appropriate lodging and conference facilities. The remaining golf and tennis revenues, approximately 30%, were generated from Hilton Head Island residents.

         During fiscal years 1999, 1998 and 1997, residents and vacationers utilizing accommodations at Sea Pines accounted for approximately 85-90% of the use of the Company's golf and tennis facilities, with the remainder attributable to use by persons residing outside Sea Pines. Fees charged to the general public for use of the Company's facilities are typically higher than the fees charged to persons residing within Sea Pines. The Company is also a party to certain use and access agreements terminable at will with several developments and hotels located both inside and outside of Sea Pines. These agreements generally provide the management and guests of those particular developments and hotels with access to the Company's facilities at rates slightly lower than those available to the general public. In addition, the Company will occasionally offer special discounts and package rates as part of its ongoing promotional activities. Use of the Company's facilities resulting from such agreements and discounts does not represent a material portion of overall resort usage and has no significant impact on the Company's golf and tennis revenues.

         Vacation use is seasonal with the highest period being from March through November and the lowest period from December through February. In spite of reduced levels of use during the non-peak period, the Company continues to experience substantial fixed costs, such as payroll and occupancy costs.

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

         The Company's golf and tennis operations consist primarily of marketing and maintaining of the Company's facilities. The Company receives court fees, greens fees, cart rental fees, and income from merchandise sales. The Company's tennis facility and the three resort golf courses are open to the general public. Maintenance and overhead expenses associated with the Company's golf and tennis operations remain generally stable despite the volume of facility usage. As a result, the Company's current and future financial results are substantially dependent upon the revenues generated from the usage of its facilities, which revenues are a function of both the volume of usage and the fee levels the Company is in a position to charge in its market area.

         The Company's resort operations employed approximately 340 people as of October 31, 1999.

                  2. REAL ESTATE BROKERAGE. SPREC is engaged primarily in the brokerage of residential real estate on Hilton Head Island and its neighboring communities. The Company competes with other real estate brokerage firms in the Hilton Head Island area.

         SPREC maintains fourteen offices; seven located within Sea Pines and eight located outside of Sea Pines in the Hilton Head Island area.

         For fiscal year 1999, real estate brokerage operations accounted for approximately $17,473,000 (38%) of the Company's total revenue. For fiscal year 1998, real estate brokerage operations accounted for approximately $11,952,000 (31%) of the Company's total revenue. For fiscal year 1997, real estate brokerage operations accounted for approximately $9,574,000 (27%) of the Company's total revenue.

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

         SPREC employed 30 people and had approximately 85 non-employee sales agents as of October 31, 1999.

                  3. TIDEPOINTE RETIREMENT COMMUNITY. On January 14, 1994, Sea Pines/TidePointe, Inc., a subsidiary of the Company, entered into a general partnership, TidePointe Partners (the "Partnership"), with Providers Enterprises, Inc., for the purpose of constructing, developing and operating a continuing care retirement community on Hilton Head Island, South Carolina, to be known as TidePointe. The Company contributed $850,000 of certain predevelopment costs for a 17.5% interest in the Partnership, and the other partner made an initial cash contribution of $6,000,000 for an 82.5% interest in the Partnership. In addition the Company loaned $1,505,000 to the Partnership. In 1998, the Partnership sold the assets associated with the TidePointe development and the Company released its rights in those assets. The Company is no longer involved in TidePointe, other than through a license agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - 1998 Compared to 1997.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. All of the Company's operations are confined to Beaufort County, South Carolina. See Item 1(a).

ITEM 2.           PROPERTIES.

         (a) GOLF FACILITIES. SPC directly owns three 18-hole resort golf courses known as the Harbour Town Golf Links, the Ocean Course and the Sea Marsh Course, all of which are located within Sea Pines. Each of the Company's golf courses is substantially utilized during the peak occupancy period on Hilton Head Island, which is March through November.

         The Harbour Town Golf Links property consists of approximately 136 acres, including a driving range. Harbour Town is the site of the MCI Classic, a regular stop on the PGA Tour. The Company is planning a major renovation of the Harbour Town Golf Links. The renovation is tentatively scheduled to commence in May 2000 with an estimated construction cost of $3,300,000. During the construction and grow-in period, the course will be closed for approximately nine months. Adjacent to the Harbour Town Golf Links is the Heritage Clubhouse which contains a pro shop, restaurant space, and other small meeting and dining facilities.

         The Sea Marsh Golf Course contains approximately 92 acres and the Ocean Course contains approximately 97 acres. There is a driving range located adjacent to, and shared by, the Ocean and Sea Marsh golf courses. The Ocean Course reopened in September of 1995 after undergoing an extensive renovation project costing approximately $2,900,000.

         (b) TENNIS FACILITIES. SPC owns and operates a tennis complex in the Harbour Town area of Sea Pines known as the Sea Pines Racquet Club. This facility is currently undergoing a major renovation project which has been divided into two phases. Phase I of the Sea Pines Racquet Club renovation includes a complete reconfiguration and reconstruction of the tennis court facilities and surrounding area. Total construction costs of Phase I have been estimated at $1,100,000. As of October 31, 1999, $273,000 has been spent. Completion of Phase I is scheduled for the spring of 2000. Phase II of the project includes a permanent 3,800 square-foot facility containing an expanded pro shop, club offices and meeting room. The cost of Phase II is estimated at $900,000 although no firm start date has been determined. The Family Circle Magazine Cup is held at the Sea Pines Racquet Club annually.

         (c) INN AT HARBOUR TOWN. The Company is currently constructing a small inn in the Harbour Town area. The Inn at Harbour Town will be a 47,000 square-foot facility featuring 60 inn rooms and will be adjacent to and provide views of the Harbour Town Golf Links. Total construction costs are estimated at $10,600,000. As of October 31, 1999, $1,482,000 has been spent. Completion is scheduled for the fall of 2000.

         (d) HERITAGE CONFERENCE CENTER. The Company is also currently constructing a conference facility located adjacent to the Harbour Town Golf Links Clubhouse. The Heritage Conference Center will be a 16,000 square-foot facility. Total construction costs are estimated at $5,500,000. As of October 31, 1999, $1,952,000 has been spent. Completion is scheduled for the spring of 2000.

         (e) EQUESTRIAN FACILITIES. SPC owns a tract of land known as Lawton Stables which contains approximately 21.8 acres. The stables are leased to a stable operator who provides boarding, lessons, and trail rides.

         (f) PLANTATION CLUB. SPC owns a tract of land with improvements thereon known as the Plantation Club site containing approximately 9.4 acres. It includes the golf pro shop associated with the Ocean and Sea Marsh golf courses and a parking lot utilized by patrons on such courses. In addition, the Plantation Club contains conference facilities, food and beverage facilities, a health and fitness center, a swimming pool, and a bike rental store.

         During 1999, the Company completed a major renovation of the conference and food and beverage facilities located at the Plantation Club.

         (g) OTHER RECREATIONAL FACILITIES. In the vicinity of the Harbour Town Golf Links, SPC owns and operates recreational areas containing a playground, a swimming pool, and a snack bar.

         SPC also owns and operates a Beach Club in the vicinity of the Plantation Club, containing a retail shop, parking area, an outdoor food and beverage facility and a real estate office.

         (h) UNDEVELOPED TRACTS/DEVELOPMENT RIGHTS. SPC owns a number of undeveloped tracts of land within Sea Pines briefly described as follows:

                  1.       Sea Pines Academy Tract - approximately 3 acres;

                  2.       Sea Pines Center Residual - approximately 1.4 acres;

                  3. Harbour Town Main Parking Tract - approximately 3.21 acres;

                  4.       Artists Area Tract - approximately 1.5 acres;

                  5.       Cordillo Parkway Tract - 6 acres; and

                  6.       Outdoor Recreation Tract - approximately 8 acres.

Development plans for these tracts are undetermined at the present time.

         In addition to the foregoing tracts, SPC owns the right to construct approximately 66 dwelling units within Sea Pines along with the right to construct 100 hotel rooms at the Plantation Club site.

         (i) FOREST PRESERVE/FIFTH GOLF COURSE CLUB, INC. SPC owns a 495 acre tract of land known as the Sea Pines Forest Preserve. Various recreational activities are permitted to be conducted on 181 of these acres and the Fifth Golf Course Club, Inc. is investigating various possibilities. Among such possibilities is the development of a golf course. However, construction of such a golf course would require the approval of 75% of Sea Pines property owners voting on such issue. The balance of the Forest Preserve is generally limited to use as a wildlife preserve, although certain sanitation uses are permitted. In August 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 1999, approximately 90 of the 404 acres had been donated and title transferred. The remaining 314 acres are leased to the same not-for-profit organization for a minimal amount.

         (j) WELCOME CENTER. SPC owns a 6 acre tract of land which is the site of the Sea Pines Welcome Center. This is a 23,000 square foot facility which contains the Company's Executive and Administrative offices, the lodging front office facilities, and the main office facility for Sea Pines Real Estate Company.

         (k) LIBERTY OAK CAFE. SPC owns a 1.6 acre tract of land and improvements known as the Liberty Oak Cafe. This is an outdoor food and beverage facility used for catering functions.

         (l) LEASES. SPC currently leases approximately 31,000 square feet of space used for the golf maintenance facilities, and Sea Pines Real Estate Company, Inc. leases approximately 12,000 square feet of office space in 10 locations throughout the Hilton Head Island, South Carolina, area.

         (m) OTHER REAL ESTATE. SPC owns a small office building in the Harbour Town area known as the Saddlebag Building, the majority of which is currently leased to The Family Circle Magazine Cup, and three small commercial buildings in Harbour Town, two of which currently serve as sales offices for Sea Pines Real Estate Company.

ITEM 3.           LEGAL PROCEEDINGS.

         The Company has signed a written settlement agreement with the plaintiffs in a lawsuit relating to title of real and personal property. The Plaintiff alleged ownership of certain parcels of real property and various personal property. As part of the settlement, the parties have quit-claimed the disputed properties to each other. The Company quick- claimed four properties to the plaintiffs. These were properties that were not recorded on the books of the Company. The settlement will have no material effect on the Company's assets or operations.

         The Company is a defendant in a lawsuit filed in November 1995 in Beaufort County, South Carolina by Greg Point Associates, Inc. and its principals relating to a contractual relationship. The plaintiff alleges breach of contract and seeks unspecified damages. The Company has answered the suit and filed a counter-claim for unspecified damages. The Company intends to defend its position vigorously and pursue its counterclaim against the plaintiff. The suit is presently dormant. However, neither the Company nor its legal counsel can form an opinion as to the outcome of this matter at this time.

         The Company is subject to other claims and suits in the ordinary course of business. In management's opinion, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         (a) MARKET INFORMATION. The Company's capital stock was originally issued in 1987 in units consisting of 750 shares of voting common stock and 500 shares of Series A preferred stock. Virtually all transactions of the Company's common stock and preferred stock have been in units as originally issued. Transactions in units of the Company's capital stock trade on a bid and ask basis through the over-the-counter market at Robinson-Humphrey Company in Atlanta, Georgia. However, there is no established public trading market for the common stock.

         Set forth below are the high and low closing sales price for units of the Company's stock for each quarter of the last two fiscal years as reported to the Company by Robinson Humphrey Company in Atlanta:

         Fiscal Year Ended
         October 31, 1999                   High                 Low
         -----------------                ---------            ---------
         Fourth Quarter                   $5,650.00            $5,600.00
         Third Quarter                    $5,650.00            $5,500.00
         Second Quarter                   $5,500.00            $5,400.00
         First Quarter                    $5,600.00            $5,400.00

         Fiscal Year Ended
         October 31, 1998                   High                 Low
         -----------------                ---------            ---------
         Fourth Quarter                   $5,500.00            $5,400.00
         Third Quarter                    $5,400.00            $5,400.00
         Second Quarter                   $5,400.00            $5,400.00
         First Quarter                    $5,400.00            $5,400.00

         (b) HOLDERS. As of January 20, 2000 there were approximately 575 holders of record of shares of common stock. Most of the holders hold units consisting of shares of both common stock and shares of preferred stock (generally in units of 750 shares of common stock and 500 shares of preferred stock).

         (c) DIVIDENDS. The Articles of Incorporation of the Company provide for dividends on the preferred stock of $.722 per share per annum. The Company has paid all accrued dividends on the preferred stock through the fiscal year ended October 31, 1998.

         At its December 13,1999, Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $.722 per share. This dividend is payable in equal quarterly installments of approximately $.18 per share on January 17, 2000, April 17, 2000, July 17, 2000, and October 17, 2000, to shareholders of record on January 4, 2000, April 3, 2000, July 3, 2000 and October 2, 2000 respectively, and represents the accrued dividend for the fiscal year ended October 31, 1999.

         Historically, the Company has not paid dividends on its common stock and has no present intention of paying such dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA.

         The selected financial data is included on Exhibit 27 which is attached and filed as part of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company's operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a tennis center, a home and villa rental management business, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with fourteen offices serving Hilton Head Island and its neighboring communities.


1999 COMPARED TO 1998

         The Company reported consolidated revenues for fiscal year 1999 of $46,414,000, a 20% increase over fiscal year 1998. Resort revenues totaled $28,941,000 for fiscal 1999 reflecting an increase of $2,387,000 or 9.0% over fiscal 1998. Real estate brokerage revenues totaled $17,473,000 for the year, an increase of $5,521,000 or 46% as compared to fiscal 1998.

         Guest occupied home and villa unit nights in the Company's lodging division totaled 63,176 for fiscal 1999, a 7.0% increase over fiscal 1998. The average daily rate of $181 in fiscal 1999 increased 10% over the fiscal 1998 average daily rate of $164. This increase resulted primarily from the higher quality ocean oriented units the Company has been able to attract to its rental program. Units available for rental on the Company's rental program have increased from 441 in fiscal 1998 to 517 in fiscal 1999. Revenues and operating margins from golf operations continue to increase. The Company increased its average rate per round by 5.9% by replacing discounted rounds with higher rate rounds. The golf division produced operating margins of over 54% in fiscal 1999.

         The Company's real estate brokerage operations closed over $395 million in transactions for the year, a 44% increase over fiscal 1998. Many of the factors that contributed to a successful fiscal 1998 continued for fiscal 1999. These included favorable mortgage interest rates, the strong local and national economy and the continued strong market demand for second homes. The Company increased its market share of sales and listings of real estate from 20% in fiscal 1998 to over 25% in 1999. The Company attributes this substantial increase to its extensive marketing campaigns, aggressive positioning in the market and by attracting and retaining professional real estate sales executives. The operating margin from brokerage operations was over 11% in fiscal 1999.

         Sales and marketing expenses were $1,957,000 in fiscal 1999, representing a 52% increase from fiscal 1998. The increase is partially attributable to pre-opening sales and marketing expenses associated with the Inn and Conference Center currently under construction, as the Company starts to place greater emphasis on the group meeting business. Additional increases relate to costs associated with growing the lodging, food and beverage and real estate businesses.

         General and Administrative expenses increased by 11.7%, or $535,000, totaling $5,114,000 for the year. The increase is primarily attributable to higher property taxes and the increased costs of medical claims paid by the Company's self-funded medical plan.

         Depreciation and amortization expense decreased by 7%, or $101,000, and totaled $1,307,000 in fiscal 1999. The decrease is attributable to assets that have become fully depreciated.

         Interest income remained relatively constant at $164,000 and $154,000 in fiscal 1999 and fiscal 1998, respectively.

         Interest expense on the Company's long and short term debt decreased by $246,000, or 18%, in 1999 as compared to 1998. The decrease results from the favorable interest rates obtained as part of the October 1998 refinancing and swap agreements and from the capitalization of $129,000 of interest in connection with the Harbour Town construction projects.

         The Company reported a net gain on the sale or disposal of assets of $359,000 in fiscal 1999. The three major components of this net gain are: (1) a gain on the sale of the South Beach swimming pool property, (2) the write-off of the remaining basis of property razed in connection with the Harbour Town construction projects and (3) proceeds from a legal settlement relating to real property.

1998 COMPARED TO 1997

         The Company reported consolidated revenues for the fiscal year 1998 of $38,506,000, a 7.3% increase over fiscal year fiscal 1997. Resort revenues totaled $26,554,000 for fiscal 1998 reflecting an increase of $232,000 over fiscal 1997. Real estate brokerage revenues totaled $11,952,000 for the year, an increase of $2,378,000 or 24.8% as compared to fiscal 1997.

         Guest occupied home and villa unit nights in the Company's lodging division totaled 59,066 for fiscal 1998, a 1.4% increase over fiscal 1997. The average daily rate of $164 in fiscal 1997 was maintained in fiscal 1998 after significant price increases were implemented in fiscal 1997. Both revenues and operating margins from golf operations continued to increase. The golf division produced operating margins of over 53% in fiscal 1998. The average rate per round increased by 6.8% in fiscal 1998. The increase in average rate results from the combined effect of price increases and yield management resulting in fewer discounted rounds. The Company continues to maintain its market share of golf rounds despite increased competition.

         The Company's real estate brokerage operations closed over $275 million in transactions for the year, a 27% increase over fiscal 1997. Many factors contributed to a successful fiscal 1998. These included favorable mortgage interest rates, the strong local and national economy and the continued strong market demand for second homes. The operating margin from brokerage operations in fiscal 1998 was 12.46%, an 11% increase over the prior year. The trend of increasing gross revenues has lead to higher operating margins as many of the costs associated with the real estate offices are fixed. The Company has continued to maintain its island-wide market share of sales and listing of real estate through creative marketing campaigns, aggressive positioning in the market and by attracting and retaining professional real estate sales executives.

         Sales and marketing expenses were $1.3 million in fiscal 1998, representing a 6.3% decrease from fiscal 1997. The decrease was attributable to more cost-effective selective targeted marketing. The Company has planned future increases in marketing expenses as it brings additional lodging and conference facilities on line.

         General and Administrative expenses increased by 2.3%, or $104,000, totaling $4,579,000 for the year. The increase can primarily be attributable to higher property taxes and the increased costs associated with maintaining the Company's older facilities. These increases were partially offset by significant reductions in the Company's property and casualty insurance premiums.

         Due to the sale of all of the TidePointe assets in June 1998, which included the healthcare facilities, the Company recognized the remaining gain of $179,375, which had been deferred at the time of the sale of the healthcare facility in July 1997. The Company has also entered into a 26-year license and use agreement with CC-Hilton Head, Inc. for the use of the Company's logo, trade name, a non-compete agreement and other services and amenity use in connection with the TidePointe community. Under this agreement, the Company will receive fixed annual license fees, ranging from $125,000 to $325,000 and totaling $4,125,000 over the 26-year term. Approximately $67,000 of license fee income has been recognized by the Company in fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $443,000 during fiscal 1999 and totaled approximately $3,042,000 at October 31, 1999, of which $2,380,000 is restricted. This increase results from higher levels of advance deposits related to future lodging reservations and pending real estate brokerage transactions and increased operating cash on hand at year-end. Working capital increased during the current year by $101,000 resulting in a working capital deficit of $565,000 at October 31, 1999, compared to a deficit of $666,000 at October 31, 1998.

         In fiscal 1999 the Company invested approximately $5,823,000 in resort capital expenditures. Capital investments including construction in progress on the Harbour Town projects, extensive renovation work at the Plantation Club along with normal expenditures for equipment replacement and resort facility improvements. During the 12-year period from November 1, 1987 through October 31, 1999, the Company has invested over $39 million in capital purchases, property acquisitions and property improvements thereby significantly enhancing the resort assets originally acquired in 1987.

         Under a Master Credit Agreement with its principal corporate lender, the Company maintains a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these facilities total $36,000,000, of which $19,883,000 was outstanding at October 31, 1999.

         The term loan in the principal sum of $18,500,000 matures on October 31, 2008. As of October 31, 1999, $18,133,000 was outstanding under the term loan.

         The $15,000,000 revolving line of credit has been pre-approved by the bank for use in the construction of the Company's inn and conference center. As of October 31, 1999, $1,750,000 was outstanding under the revolving line of credit.

         The seasonal line of credit in the principal amount of $2,500,000 is used to meet cash requirements during the Company's off-season winter months. As of October 31, 1999, there was no outstanding balance on the seasonal line of credit.

         The Company has an interest swap agreement which effectively fixed the interest rate on an $18 million notional principal amount under the term loan described above at 5.24% per annum plus a credit margin ranging from 1.25% to 1.5%, based on the calculation of certain financial ratios, for a period ending November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003.

         The Company expects that available cash, cash provided by operations, and existing short term and long term lines of credit will be sufficient to meet its cash requirements through at least October 31, 2000.

BUSINESS OUTLOOK AND RECENT DEVELOPMENTS

         The Company has entered into construction contracts and has commenced construction on The Inn at Harbour Town, The Heritage Conference Center and the court reconstruction phase of the Sea Pines Racquet Club renovation. Construction contracts signed to date total approximately $12,539,000. Total construction costs are estimated at $17,230,000 for all three projects. As of October 31, 1999, total combined construction costs incurred to date are $3,707,000.

         The Inn at Harbour Town will be a 47,000 square-foot facility featuring 60 inn rooms and will be adjacent to and provide views of the Harbour Town Golf Links. Total construction costs are estimated at $10,600,000. As of October 31, 1999, $1,482,000, has been spent. Completion is scheduled for the fall of 2000.

         The Heritage Conference Center will be a 16,000 square-foot facility adjacent to the existing Harbour Town Clubhouse. Total construction costs are estimated at $5,500,000. As of October 31, 1999, $1,952,000 has been spent. Completion is scheduled for the spring of 2000.

         Additionally, the Company is starting work on Phase I of the Sea Pines Racquet Club renovation. Phase I includes a complete reconfiguration and reconstruction of the tennis court facilities and surrounding area. Total construction costs of Phase I have been estimated at $1,100,000. As of October 31, 1999, $273,000 has been spent. Completion of Phase I is scheduled for the spring of 2000. Phase II of the project includes a permanent 3,800 square-foot facility containing an expanded pro shop, club offices and meeting room. The cost of Phase II is estimated at $900,000 although no firm start date has been determined.

         The Company also is in the planning stages of a major renovation of the Harbour Town Golf Links. This renovation is tentatively scheduled to commence in May 2000 with an estimated construction cost of $3,300,000. During the construction and grow-in period, the course will be closed for approximately nine months.

         On December 21, 1999, the Company mailed to its shareholders and filed with the Securities and Exchange Commission an Exchange Offer Prospectus. This Prospectus offers holders of the Company's preferred stock the right to exchange some or all of their preferred stock for either shares of common stock or a new financial debt instrument, Trust Preferred Securities. Shareholders have until January 31, 2000 to respond.

YEAR 2000 ISSUE

         The year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Based on a 1998 assessment of its computerized systems, the Company determined that it would be required to modify or replace portions of its existing software so that its computer systems would properly utilize dates beyond December 31, 1999.

         The Company believes that it completed and tested all necessary software modifications and conversions prior to December 31, 1999. As a result of its year 2000 readiness, the Company has experienced no significant year 2000 problems.

         The Company presently believes that it has very limited continued exposure to year 2000 related issues. However, if the Company did not address and remedy all of its year 2000 issues, these issues could have a material impact on the operations of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11.          EXECUTIVE COMPENSATION.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Part III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended October 31, 1999 a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10, under the caption "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" (ii) with respect to Item 11, under the caption "Executive Compensation," (iii) with respect to Item 12, under the caption "Principal Shareholders," and (iv) with respect to Item 13, under the caption "Certain Transactions" and is hereby incorporated by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

(a)(1)-(2)        Financial Statements and Schedules:

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

(b)      Reports on Form 8-K:

         None.

                           SEA PINES ASSOCIATES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----

Report of Ernst & Young LLP................................................F-2

Consolidated Balance Sheets at October 31, 1999 and 1998............F-3 thru 4

Consolidated Statements of Operations for the years
  ended October 31, 1999, 1998 and 1997....................................F-5

Consolidated Statements of Shareholders' Equity
  for the years ended October 31, 1999, 1998 and 1997  ....................F-6

Consolidated Statements of Cash Flows for the years
  ended October 31, 1999, 1998 and 1997.............................F-7 thru 8

Notes to Consolidated Financial Statements.........................F-9 thru 27

Report on Financial Statement Schedule....................................F-28

Schedule II - Valuation and Qualifying Accounts
  for the years ended October 31, 1999, 1998 and 1997.....................F-29

                         Report of Independent Auditors

Board of Directors and Shareholders of
   Sea Pines Associates, Inc.

We have audited the accompanying consolidated balance sheets of Sea Pines Associates, Inc. (the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sea Pines Associates, Inc. at October 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.



Atlanta, Georgia
November 19, 1999

                           Sea Pines Associates, Inc.

                           Consolidated Balance Sheets

                                                                               OCTOBER 31
                                                                       1999                     1998
                                                            --------------------------------------------------
                                                                        (In Thousands of Dollars)
 ASSETS
 Current assets:
   Cash and cash equivalents
        Unrestricted                                        $          662             $          591
        Restricted                                                   2,380                      2,008
                                                            --------------------------------------------------
                                                                     3,042                      2,599

   Accounts receivable, less allowance for doubtful
     accounts of $41 and $50 at October 31, 1999 and 1998,
     respectively                                                    1,189                      1,027
   Current portion of notes receivable                                 373                        441
   Income tax refund receivable                                        346                         --
   Inventories                                                         737                        653
   Prepaid expenses                                                    140                        132
                                                            --------------------------------------------------
 Total current assets                                                5,827                      4,852




 Notes receivable, less current portion                              1,687                      1,767
 Deferred income taxes                                                  83                        316
 Deferred loan fees, net                                                36                         70
 Other assets, net                                                      78                         82
                                                            --------------------------------------------------
                                                                     1,884                      2,235
 Real estate assets
   Construction in progress                                          6,575                      1,135
   Operating properties, net                                        23,765                     22,680
   Properties held for future development                            4,623                      7,023
                                                            --------------------------------------------------
                                                                    34,963                     30,838
                                                            --------------------------------------------------
 Total assets                                               $       42,674             $       37,925
                                                            ==================================================

                           Sea Pines Associates, Inc.

                           Consolidated Balance Sheets

                                                                               OCTOBER 31
                                                                       1999                    1998
                                                             ------------------------------------------------
                                                                        (In Thousands of Dollars)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued expenses                        $     3,300                $    2,469
   Advance deposits                                                   2,155                     1,946
   Income taxes payable                                                  --                       113
   Current portion of deferred revenue and other
     liabilities                                                        537                       623
   Current portion of long-term debt                                    400                       367
                                                             ------------------------------------------------
 Total current liabilities                                            6,392                     5,518

 Long-term debt, less current portion                                19,483                    16,792
 Deferred revenue and other long-term liabilities                       905                       897
                                                             ------------------------------------------------
 Total liabilities                                                   26,780                    23,207

 Commitments and contingencies

 Shareholders' equity:
   Series A cumulative preferred stock, no par
     value, 2,000,000 shares authorized;
     1,228,350 shares issued and outstanding
     (liquidation preference $9,335,460)                              7,218                     7,218
   Series B junior cumulative preferred stock, no
     par value, 3,000 shares authorized, none
     issued or outstanding                                               --                        --
   Common stock, 23,000,000 shares authorized, no par
     value, 1,842,525 shares issued and outstanding                   2,166                     2,166
   Retained earnings                                                  6,510                     5,334
                                                             ------------------------------------------------
 Total shareholders' equity                                          15,894                    14,718
                                                             ------------------------------------------------
 Total liabilities and shareholders' equity                     $    42,674                $   37,925
                                                             ================================================

See accompanying notes.

                           Sea Pines Associates, Inc.

                      Consolidated Statements of Operations


                                                                      YEAR ENDED OCTOBER 31
                                                            1999                1998               1997
                                                    -----------------------------------------------------------
                                                         (In Thousands of Dollars, Except Per Share Amounts)

Revenues, other than healthcare                             $46,414              $38,506             $35,896

Cost and expenses, other than healthcare:
   Cost of revenues                                          34,185               27,068              24,752
   Sales and marketing expenses                               1,957                1,290               1,376
   General and administrative expenses                        5,114                4,579               4,475
   Depreciation and amortization                              1,307                1,408               1,586
                                                    -----------------------------------------------------------
                                                             42,563               34,345              32,189
                                                    -----------------------------------------------------------

Income from operations, other than healthcare                 3,851                4,161               3,707

Healthcare income (expense)
   Revenue                                                       --                   --                 345
   Cost of revenues                                              --                   --                (989)
                                                    -----------------------------------------------------------
                                                                 --                   --                (644)
                                                    -----------------------------------------------------------

Income from operations                                        3,851                4,161               3,063

Other income (expense):
   Gain on sale or disposal of assets, net                      359                   --                  --
   Interest income                                              164                  154                 325
   Interest expense, net of amounts capitalized:
     Healthcare                                                  --                   --                (381)
     Resort                                                  (1,099)              (1,345)             (1,476)
   Equity in loss and write down of investment in
     and advances to TidePointe Partners                         --                   --              (2,658)
   Gain on sale of healthcare business and assets                --                  179                 846
                                                    -----------------------------------------------------------
                                                               (576)              (1,012)             (3,344)
                                                    -----------------------------------------------------------
Income (loss) before income taxes                             3,275                3,149                (281)

Provision for (benefit from) income taxes                     1,212                1,099                (215)
                                                    -----------------------------------------------------------
Net income (loss)                                             2,063                2,050                 (66)

Preferred stock dividend requirements                           887                  887                 887
                                                    -----------------------------------------------------------

Net income (loss) attributable to common stock              $ 1,176              $ 1,163             $  (953)
                                                    ===========================================================

Per share of common stock
   Net income (loss)                                        $  0.64              $  0.63             $ (0.52)
                                                    ===========================================================


See accompanying notes.

                           Sea Pines Associates, Inc.

                 Consolidated Statements of Shareholders' Equity

                                             SERIES A
                                         PREFERRED STOCK          COMMON STOCK
                                      ----------------------- ----------------------     RETAINED
                                       SHARES      AMOUNT      SHARES      AMOUNT        EARNINGS         TOTAL
                                      ---------- ------------ ---------- ----------- ----------------- ------------
                                                               (In Thousands of Dollars)

Balance at October 31, 1996            1,228       $7,218      1,843      $2,166         $5,124          $14,508
   Net loss                               --         --           --         --             (66)             (66)
   Declaration of preferred stock
     dividend of $0.722 per share
                                          --         --           --         --            (887)            (887)
                                      ---------- ------------ ---------- ----------- ----------------- ------------
Balance at October 31, 1997            1,228        7,218      1,843       2,166          4,171           13,555
   Net income                             --           --         --          --          2,050            2,050
   Declaration of preferred stock
     dividend of $0.722 per share
                                          --         --           --         --            (887)            (887)
                                      ---------- ------------ ---------- ----------- ----------------- ------------
Balance at October 31, 1998            1,228        7,218      1,843       2,166          5,334           14,718
   Net income                             --           --         --          --          2,063            2,063
   Declaration of preferred stock
     dividend of $0.722 per share
                                          --         --           --         --            (887)            (887)
                                      ---------- ------------ ---------- ----------- ----------------- ------------
Balance at October 31, 1999            1,228       $7,218      1,843      $2,166         $6,510          $15,894
                                      ========== ============ ========== =========== ================= ============


See accompanying notes.

                           Sea Pines Associates, Inc.

                      Consolidated Statements of Cash Flows


                                                                          YEAR ENDED OCTOBER 31
                                                                    1999           1998           1997
                                                               ---------------------------------------------
                                                                        (In Thousands of Dollars)
OPERATING ACTIVITIES
Net income (loss)                                                $  2,063       $  2,050       $    (66)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                  1,307          1,408          1,586
     Allowance for doubtful accounts                                   (9)           (23)            46
     Deferred income taxes                                            233            489         (1,217)
     Gain on sale and disposal of assets                             (359)            --           (170)
     Equity in loss and write down of investment in and
       advances to TidePointe Partners                                 --             --          2,658
     Changes in assets and liabilities:
        Restricted cash                                              (372)           (43)          (769)
        Accounts and notes receivable                                  (5)            49           (317)
        Inventories                                                   (84)           (36)           116
        Prepaid expenses                                               (8)           108             53
        Deferred loan fees                                             34            (70)           (41)
        Accounts payable and accrued expenses                         831            659           (227)
        Deferred revenue                                                8            119            564
        Advance deposits                                              209             66            657
        Income taxes payable                                         (113)           (53)            24
        Income tax refund receivable                                 (346)            --             --
        Current portion of deferred revenue                           (86)           184             68
                                                               ---------------------------------------------
Net cash provided by operating activities                           3,303          4,907          2,965

INVESTING ACTIVITIES
Proceeds from sale of assets                                          754             --            529
Capital expenditures and property acquisitions                     (5,823)        (1,617)        (1,378)
Increase in note receivable and accrued interest from
   TidePointe Partners                                                 --             --           (155)
                                                               ---------------------------------------------
Net cash used in investing activities                              (5,069)        (1,617)        (1,004)

                           Sea Pines Associates, Inc.

                                                                          YEAR ENDED OCTOBER 31
                                                                    1999           1998           1997
                                                               ---------------------------------------------
                                                                        (In Thousands of Dollars)

FINANCING ACTIVITIES
Reductions to line of credit with bank                                 --           (467)          (308)
Additions to long-term debt                                         3,091             --             --
Principal repayments of debt                                         (367)        (1,560)          (783)
Dividends paid                                                       (887)          (887)          (887)
                                                               ---------------------------------------------
Net cash provided by (used in) financing activities                 1,837         (2,914)        (1,978)
                                                               ---------------------------------------------

Net increase (decrease) in unrestricted cash and cash
   equivalents                                                         71            376            (17)
Unrestricted cash and cash equivalents at beginning
   of year                                                            591            215            232
                                                               =============================================
Unrestricted cash and cash equivalents at end of year          $      662        $   591       $    215
                                                               =============================================


See accompanying notes.

                           Sea Pines Associates, Inc.

                   Notes to Consolidated Financial Statements

                         October 31, 1999, 1998 and 1997


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

SPCI is a full-service resort, which provides guests with the use of three golf courses, tennis facility, various other recreational facilities, home and villa rental management, and food-and-beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate in the Hilton Head Island, South Carolina area (see Note 13 for business segment information). Sea Pines/TidePointe, Inc. was formed to invest in a general partnership, TidePointe Partners, which was formed to develop a continuing care retirement community (see Note 8). Sea Pines/TidePointe, Inc. is now dormant. SPSLC was established to construct a healthcare facility within the TidePointe community (see Note 8). SPSLC is also now dormant. Fifth Golf Course Club, Inc. owns certain acreage which could be used for outdoor recreational activities.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The Company accounted for its general partner interest in the TidePointe Partners Partnership (see Note 8) using the equity method of accounting.

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENTS OF CASH FLOWS

For purposes of the statements of cash flows, the Company considers all short-term investments with maturities of 90 days or less at the time of purchase to be cash equivalents.

REVENUE RECOGNITION

Revenues and expenses from resort operations are recognized as goods are sold and services are provided. Real estate brokerage revenues are recognized upon closing of the sale. Advance deposits are required for certain resort reservations, but in general the Company's accounts receivable are unsecured.

Sales of new Country Club memberships and commissions on sales of reissued memberships are recognized as income pursuant to the terms of an agreement with the Club, which rotates sales of new and reissued memberships between the Company and the Club according to a pre-set schedule. At the members' request, such sales and resales are financed by the Company over periods of one to seven years under interest-bearing notes. Payments to the Club on resales are made as the Company collects from the members.

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

REAL ESTATE ASSETS

Real estate assets are recorded at cost less any impairment losses. The costs of new development, additions and improvements which substantially extend the useful lives of assets are capitalized. Capitalized costs include costs of construction, property taxes, interest and miscellaneous expenses incurred during the construction period. Capitalized construction period interest totalled approximately $129,000, $0, and $6,000 in 1999, 1998 and 1997,
respectively. Repairs and maintenance costs are expensed as incurred.

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

FINANCIAL INSTRUMENTS

The Company accounts for its interest rate swap by recording differences in interest on the notational amount up to the amount of debt outstanding as interest expense. Differences in fair value related to the excess of the notional amount over the debt outstanding are recorded in the balance sheet and as current period expense. Such excess fair value fluctuations were not material at October 31, 1999 and October 31, 1998.

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

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company will be required to adopt, effective November 1, 2000. Statement 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives are hedges, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The effective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

2.  STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flows information follows (in thousands of dollars):

                                                            YEAR ENDED OCTOBER 31
                                                   1999              1998             1997
                                             -----------------------------------------------------

Cash paid during the year for:
   Interest, net of amounts capitalized           $1,022            $1,352           $1,452
   Income taxes                                    1,438               662              965

                           Sea Pines Associates, Inc.

3. INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                                  OCTOBER 31
                                            1999             1998
                                      -----------------------------------

Merchandise                               $ 628             $ 580
Supplies, parts and accessories              37                35
Food and beverages                           44                10
Other                                        28                28
                                      -----------------------------------
                                          $ 737             $ 653
                                      ===================================

4. REAL ESTATE ASSETS

Construction in progress of $6,575,000 and $1,135,000 at October 31, 1999 and 1998, consists primarily of costs related to the Inn and Conference Center in 1999, and renovations on existing properties in 1998.

Operating properties consist of the following (in thousands of dollars):

                                                    OCTOBER 31
                                              1999              1998
                                        -----------------------------------

Land and improvements                      $  19,047         $  20,140
Buildings                                      8,466             7,103
Machinery and equipment                        7,308             6,399
Property held under capital leases                --               251
                                        -----------------------------------
                                              34,821            33,893
Less accumulated depreciation                (11,056)          (11,213)
                                        -----------------------------------
                                           $  23,765         $  22,680
                                        ===================================

Properties held for future development of $4,623,000 and $7,023,000 at October 31, 1999 and 1998 respectively, consist primarily of land and certain future development rights. The decrease relates to amounts transferred to construction in progress.

                           Sea Pines Associates, Inc.

5. LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars):

                                                                             OCTOBER 31
                                                                        1999             1998
                                                                  ----------------------------------

Term note payable to bank, bearing interest at various
   London Interbank Offered Rates (LIBOR) (5.41% at
   October 31, 1999), plus 1.25% to 1.5% collateralized
   by substantially all assets of the Company. Principal
   is payable monthly from May through October each year
   in amounts ranging from $66,602 in 2000 to $220,979
   in 2008. Interest is payable monthly. The note
   matures November 1, 2008.                                          $ 18,133         $ 17,159

$15 million revolving line of credit to bank, pre-approved
   for use in construction of the Company's inn and
   conference center, bearing interest at various London
   Interbank Offered Rates (LIBOR) (5.41% at October 31,
   1999), plus 1.25% to 1.5% collateralized by
   substantially all assets of the Company. Interest is
   payable monthly. The line matures October 31, 2003.                   1,750             --
                                                                  ----------------------------------
                                                                        19,883           17,159
Less current portion of long-term debt                                    (400)            (367)
                                                                  ----------------------------------
Total long-term debt                                                  $ 19,483         $ 16,792
                                                                  ==================================

                           Sea Pines Associates, Inc.

5. LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS (CONTINUED)

Scheduled maturities of long-term debt as of October 31, 1999 are as follows (in thousands of dollars):

Year ending October 31
   2000                                   $    400
   2001                                        733
   2002                                        796
   2003                                        868
   2004                                        946
   Thereafter                               16,140
                                     ------------------
Total                                    $  19,883
                                     ==================

The loan agreements contain provisions and covenants which impose certain restrictions on the use of the Company's assets. The more significant of these restrictions include limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The Company has an interest rate swap agreement, which effectively fixes the interest rate on an $18 million notional principal amount under the term note described above at 5.24% plus a credit margin ranging from 1.25% to 1.5% for a period ending November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003.

In addition, the Company maintains a $2,500,000 seasonal line of credit (the "Seasonal Line") with the same bank. Interest is payable monthly at LIBOR plus 1.5% and the Seasonal Line expires October 31, 2003. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. There was no outstanding balance as of October 31, 1999.

                           Sea Pines Associates, Inc.

6. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands of dollars):

                                                  YEAR ENDED OCTOBER 31
                                            1999           1998           1997
                                       ---------------------------------------------
Current taxes:
   Federal                             $      839     $      506       $    856
   State                                      140            104            146
                                       ---------------------------------------------
                                              979            610          1,002

Deferred income taxes (benefit):
   Federal                                    202            423         (1,053)
   State                                       31             66           (164)
                                       ---------------------------------------------
                                              233            489         (1,217)
                                       ---------------------------------------------
                                       $    1,212     $    1,099       $   (215)
                                       =============================================


The reconciliation between actual income tax expense (benefit) and the amount calculated by applying the federal statutory rates to income (loss) before income taxes follows (in thousands of dollars):

                                                                  YEAR ENDED OCTOBER 31
                                                            1999          1998           1997
                                                       ---------------------------------------------
Tax at statutory federal income tax rates                $  1,113        $ 1,071         $ (95)
State income taxes, net of federal income tax benefit         108            116            --
Decrease in valuation allowance                              (168)           (80)         (121)
Charitable contribution expiration                            140             --            --
Other                                                          19             (8)            1
                                                       ---------------------------------------------
                                                         $  1,212       $  1,099         $(215)
                                                       =============================================

                           Sea Pines Associates, Inc.

6. INCOME TAXES (CONTINUED)

The tax effects of the types of temporary differences and carryovers, which give rise to deferred income tax assets (liabilities) at October 31, 1999, 1998 and 1997, are as follows (in thousands of dollars):

                                                                             OCTOBER 31
                                                                   1999          1998          1997
                                                            ---------------------------------------------
Deferred revenue:
  Country club membership sales                                   $   38         $   43        $   48
  Health care transfer                                                --             --            67
Charitable contribution carryover                                     --            235           295
License and fee income                                               200            200            --
Reserve for investment in and advances to TidePointe
   Partners                                                           --             --           805
Accrued liabilities                                                  167            141           110
Other assets                                                          15             19            26
                                                            ---------------------------------------------
   Gross deferred income tax assets                                  420            638         1,351
Less:  Valuation allowance                                           (23)          (191)         (271)
                                                            ---------------------------------------------
   Deferred income tax assets                                        397            447         1,080
                                                            ---------------------------------------------
Depreciation                                                        (231)           (78)          (91)
Equity loss from TidePointe Partners                                  --             --           (97)
Other liabilities                                                    (83)           (53)          (87)
                                                            ---------------------------------------------
   Gross deferred income tax liabilities                            (314)          (131)         (275)
                                                            ---------------------------------------------
Net deferred income tax assets                                    $   83         $  316        $  805
                                                            =============================================

These net amounts are included in the consolidated balance sheets as noncurrent assets.

7. SHAREHOLDERS' EQUITY

The Company's capital stock generally trades in units, each consisting of 500 preferred shares and 750 voting common shares. The preferred and common shares were issued on December 22, 1987.

PREFERRED STOCK

Of the 5,000,000 authorized shares of preferred stock, 2,000,000 shares are designated as Series A cumulative preferred stock and 3,000 shares are designated as Series B junior

                           Sea Pines Associates, Inc.

7. SHAREHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK (CONTINUED)

cumulative preferred stock. The Board of Directors has the authority to approve the issuance amount, rights and powers of an additional 2,997,000 shares of non-Series A preferred stock except that such rights and powers shall not be superior to those of the Series A cumulative preferred shares.

The Series A cumulative preferred shares provide for a cumulative dividend of $0.722 per share per annum, payable in arrears as declared by the Board of Directors. These shares have a liquidation value of $7.60 per share plus accumulated but unpaid dividends. If four or more years of dividends are in arrears, the Series A cumulative preferred shareholders shall be entitled to elect a majority of the Board of Directors of the Company. All or any part of such shares may be redeemed at the option of the Company at liquidation value. As of October 31, 1999, all preferred stock dividends through October 31, 1998 have been declared and paid.

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

In September 1999, the Board of Directors of the Company approved in concept a plan to offer the holders of the Company's preferred stock the right to exchange some or all of their Preferred Stock shares for either shares of common stock or a new financial instrument, Trust Preferred Securities. The exchange offer is expected to be made in December 1999, with holders required to elect by January 31, 2000.

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

The Partnership developed phase one of the TidePointe community. The community also included an assisted living and skilled nursing healthcare facility, which a subsidiary of the Company developed and operated until July 31, 1997, when the Partnership purchased the facility. Due to the Company's partial ownership of the Partnership, $179,375 of the gain on this sale was not recognized in 1997 but was recorded as deferred gain at the time of the 1997 sale.

As of October 31, 1997, the Company had loaned the Partnership $1,505,000, which accrued interest at prime plus two percent (totaling $344,000 at October 31, 1997).

In December 1997, the Company learned that its partner had financial difficulties. Based on this information, the significant uncertainties created by the majority partner's financial problems and the significant losses incurred in the 1997 results of operations of the TidePointe project, the Company recorded a writedown representing all of its remaining investment in and advances to TidePointe Partners, which when combined with its equity share of the fiscal 1997 TidePointe Partners' operating loss, totaled $2,658,000.

During 1998, the Partnership explored its options and on June 30, 1998, TidePointe Partners closed on the sale of all of the TidePointe project assets to CC-Hilton Head, Inc.,

                           Sea Pines Associates, Inc.

8. TIDEPOINTE PARTNERS (CONTINUED)

(an affiliate of Classic Residences by Hyatt) for a sales price of $23,200,000. At closing, the Company received no cash funds or other consideration and released its mortgage on the TidePointe property, which secured its investments and loans to the project. The Company has no ownership interest in CC-Hilton Head, Inc. and no longer has any ownership interest in the TidePointe community. TidePointe Partners, the Partnership, has wound-up its affairs and has been liquidated.

Due to the sale of all of the Partnership's assets, which included the healthcare facility, the Company recognized the remaining gain of $179,375 in June 1998. The Company has also entered into a 26-year license and use agreement with CC-Hilton Head, Inc. for the use of the Company's logo, trade name, a non-compete agreement and other services and amenity use in connection with the TidePointe community. Under this agreement, the Company will receive fixed annual license fees, ranging from $125,000 to $325,000 and totaling $4,125,000 over the 26-year term. Approximately $200,000 and $67,000 of license fee income has been recognized by the Company in fiscal year 1999 and 1998 respectively.

9. COMMITMENTS

Rent expense aggregated $694,591, $554,077 and $585,000 for the years ended October 31, 1999, 1998 and 1997, respectively. Operating leases relate primarily to office space and equipment. Minimum annual rental commitments remaining at October 31, 1999, under noncancelable operating leases with original terms of at least one year are as follows (in thousands of dollars):

Year ending October 31
   2000                                       $524,199
   2001                                        493,066
   2002                                        316,112
   2003                                        283,394
   2004                                        115,642
   Thereafter                                  750,350
                                     ------------------
                                            $2,482,763
                                     ==================

In 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina.

                           Sea Pines Associates, Inc.

9. COMMITMENTS (CONTINUED)

As of October 31, 1999 approximately 90 of the 404 acres have been donated and title transferred. The remaining 314 acres have been leased to the same not-for-profit organization for a nominal amount.

In 1999, the Company entered into a $12,539,000 construction contract for the construction of the Inn and Conference Center and the renovation of the Company's tennis facility. As of October 31, 1999, $1,220,406 has been paid under this contract. Total construction costs of these facilities are estimated at $17,230,000.

10. CONTINGENCIES

The Company has reached a written settlement agreement with the plaintiffs that filed a lawsuit against the Company relating to the construction of a new conference center in the Harbour Town area. The settlement agreement requires the plaintiffs to dismiss their appeal and agree to be bound by the trial court's order of March 4, 1998 if the Company proceeds with the construction of a 60-room inn adjacent to the conference center site and meets certain construction timelines. The Company also paid $15,000 to the plaintiffs for legal fees incurred in the appeal. Construction of both the conference center and the inn began in the third quarter of 1999 and both facilities are expected to be completed and operational before the end of fiscal year 2000.

The Company also signed a written settlement agreement with the plaintiffs in a lawsuit filed by thirteen condominium rental companies and two individuals relating to an alleged tying arrangement regarding access to the Company's pools and parking facilities. The plaintiffs have dismissed all claims against the Company and conveyed by quit-claim deeds any interest they have in all of the properties involved in the lawsuit. The Company is required to allow access to the Company's swimming pools under certain conditions to guests of the plaintiffs.

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

                           Sea Pines Associates, Inc.

10. CONTINGENCIES (CONTINUED)

The Company is a defendant in a lawsuit relating to title of real and personal property. The Plaintiff alleges ownership of certain parcels of real property and various personal property. The parties have been involved in extensive settlement discussions and are proceeding with the work required to document a possible settlement of all issues. The potential settlement, as currently being discussed, will have no material effect on the Company's assets or operations. If no settlement is reached, the case will proceed to trial in early 2000. Neither the Company nor its legal counsel can form an opinion as to the possible outcome of a trial at this time.

The Company is subject to other claims and suits in the ordinary course of business. In management's opinion, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

11. EMPLOYEE SAVINGS PLAN

Effective January 1, 1989, the Company adopted a 401(k) defined contribution plan for all eligible employees with a minimum of six months of service and who meet certain age requirements, as defined. The Company matches 50% of the first 6% of the participants' compensation. The Company's contributions to the plan were $126,000, $119,000 and $106,000 for the years ended October 31, 1999, 1998 and 1997, respectively.

12. FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, other current assets, accounts payable, line of credit with bank, long-term debt and accruals meeting the definition of financial instruments approximate their fair values, as of October 31, 1999 and 1998. As of October 31, 1999 and 1998, the estimated fair value of the interest rate swap agreement was $681,000 and negative $411,000, respectively. Fair value of the interest rate swap was determined through a combination of management estimates and information obtained from third parties using market data such as bid/ask spreads, available on the last day of the business year.

                           Sea Pines Associates, Inc.

13. BUSINESS SEGMENT INFORMATION

The Company had two reportable business segments for the year ended October 31, 1999, and prior to that the Company had three operating segments. The Company's reportable segments are organized by the type of operations and for the year ended October 31, 1999, included: (1) resort activities, including home and villa management operations, golf course operations, food and beverage operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head, South Carolina, area. Additionally, prior to the year ended October 31, 1999, the Company had a third reportable segment, which included all activities related to the Company's investment in TidePointe Partners and the related healthcare operations. During 1998, the Company sold its investment in TidePointe Partners and therefore this is not a reportable segment for the year ended October 31, 1999.

The Company evaluates performance and allocates resources based on earnings before interest, depreciation and other non-cash items. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies (Note 1). All intercompany transactions between segments have been eliminated upon consolidation.

                           Sea Pines Associates, Inc.

13. BUSINESS SEGMENT INFORMATION (CONTINUED)

Segment information as of and for the years ended October 31, 1999, 1998 and 1997 are as follows: (Dollars in Thousands)

                                                                YEAR ENDED OCTOBER 31
                                                       1999             1998              1997
                                                 ----------------------------------------------------
Revenues:
   Resort                                             $28,941          $26,554           $26,322
   Real estate brokerage                               17,473           11,952             9,574
   TidePointe Partners and healthcare
      operations                                           --               --               345
                                                 ----------------------------------------------------
                                                       46,414           38,506            36,241
                                                 ----------------------------------------------------

Interest expense:
   Resort                                               1,099            1,345             1,476
   TidePointe Partners and healthcare
     operations                                            --               --               381
                                                 ----------------------------------------------------
                                                        1,099            1,345             1,857
                                                 ----------------------------------------------------

Depreciation and amortization expense:
   Resort                                               1,263            1,378             1,411
   Real estate brokerage                                   44               30               175
                                                 ----------------------------------------------------
                                                        1,307            1,408             1,586
                                                 ----------------------------------------------------

Segment income before income taxes:
   Resort                                               1,368            1,511             1,660
   Real estate brokerage                                1,907            1,459               896
   TidePointe Partners and healthcare
      operations                                           --              179            (2,837)
                                                 ----------------------------------------------------
                                                        3,275            3,149              (281)
                                                 ----------------------------------------------------

Identifiable assets:
     Resort                                            40,218           35,769            35,933
     Real estate brokerage                              2,456            2,156             1,881
                                                 ----------------------------------------------------
                                                      $42,674          $37,925           $37,814
                                                 ----------------------------------------------------

                         Report of Independent Auditors


Board of Directors and Shareholders of
  Sea Pines Associates, Inc.

We have audited the consolidated financial statements of Sea Pines Associates, Inc. as of October 31, 1999 and 1998, and for each of the three years in the period ended October 31, 1999, and have issued our report thereon dated November 19, 1999, included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)(1) and (2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/Ernst & Young, LLP

Atlanta, Georgia
November 19, 1999

                           Sea Pines Associates, Inc.

                        Valuation and Qualifying Accounts
                                   Schedule II
                             (Amounts in Thousands)



                                        Additions            Net
                        Balance at      charged to        deductions       Balance
                        beginning       costs and            and           at end
                         of year        expenses           expenses        of year
                        ----------------------------------------------------------
Allowance for doubtful
accounts receivable:

For the year ended
  October 31, 1997         $ 27            $76              ($ 30)          $ 73

For the year ended
  October 31, 1998         $ 73            $ 6              ($ 29)          $ 50

For the year ended
  October 31, 1999         $ 50            $ 0              ($  9)          $ 41

Deferred tax asset
valuation allowance:

For the year ended
  October 31, 1997         $392            $ 0              ($121)          $271

For the year ended
  October 31, 1998         $271            $ 0              ($ 80)          $191

For the year ended
  October 31, 1999         $191            $ 0              ($168)          $ 23

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

                                   Exhibit No.

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

3(d)         Amended Bylaws of Registrant Revised October 25, 1999

4(a) First Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and EquiServe Trust Company, NA dated as of August 23, 1993 and Amended and Restated as of July 20, 1999 (Incorporated by reference to Form 8A12G/A filed August 8, 1999)

10(a) Adjustable Rate Promissory Note between Sea Pines Company, Inc. and Carolina Center Building Corp. dated October 31, 1996 (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1997)

Exhibit No.
-----------

10(b) Mortgage Assignment and Security Agreement between Sea Pines Company, Inc. and Carolina Center Building Corp. dated October 31, 1996 (Incorporated by reference to Exhibit 10(u) to Form 10-K filed January 29, 1997)

10(c) Master Credit Agreement dated as of October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10 (l) to Form 10-K filed January 29, 1999)

10(d)        Amended and Restated Term Note between Sea Pines Associates, Inc.
             and Sea Pines Company, Inc. and Wachovia Bank, N.A. in the principal sum of $18,500,000 dated October 31, 1998 with respect to the Credit Agreement in 10(c) above. (Incorporated by reference to Exhibit 10 (m) to Form 10-K filed January 29, 1999)

10(e) Amended and Restated Revolving Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. in the principal sum of $15,000,000 dated October 31, 1998 with respect to the Credit Agreement in 10(c) above. (Incorporated by reference to Exhibit 10 (n) to Form 10-K filed January 29, 1999)

10(f) Amended and Restated Seasonal Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. in the principal sum of $2,500,000 dated October 31, 1998 with respect to the Credit Agreement in 10(c) above. (Incorporated by reference to Exhibit 10 (o) to Form 10-K filed January 29, 1999)

Exhibit No.
-----------

10(g) Mortgage Modification and Restatement Agreement dated October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the note in 10(d) above. (Incorporated by reference to Exhibit 10 (m) to Form 10-K filed January 29, 1999)

10(h) Mortgage Modification and Restatement Agreement dated October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the note in 10(e) above. (Incorporated by reference to Exhibit 10 (q) to Form 10-K filed January 29, 1999)

10(i) Mortgage Modification and Restatement Agreement dated October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the note in 10(f) above. (Incorporated by reference to Exhibit 10 (r) to Form 10-K filed January 29, 1999)

10(j) Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated September 30, 1998. (Incorporated by reference to Exhibit 10 (s) to Form 10-K filed January 29, 1999)

10(k) License and Use Agreement dated June 30, 1998 between Sea Pines Company, Inc. and CC-Hilton Head, Inc. (Incorporated by reference to Exhibit 10 (t) to Form 10-K filed January 29, 1999)

10(l) Asset Purchase Agreement dated July 31, 1997 between Sea Pines Senior Living Center, Inc. and The Rogers Center, L.L.C. (Incorporated by reference to Exhibit 10(w) to Form 10-K filed February 13, 1998)

Exhibit No.
-----------

10(m) First Master Credit Agreement Modification Agreement dated October 31, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA

10(n) First Revolving Line of Credit Modification Agreement dated October 31, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA

10(o) First Seasonal Line of Credit Note Modification Agreement dated December 20, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA

10(p) First Term Note Modification Agreement dated December 20, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA

10(q) Standard Form of Agreement between Owner and Contractor dated June 17, 1999 between Sea Pines Company, Inc. and Harden


21           Subsidiaries of the Registrant

24           Powers of Attorney

27           Financial Data Schedules (for SEC use only)

99.1         Safe Harbor Disclosure

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Sea Pines Associates, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SEA PINES ASSOCIATES, INC.



Dated: January 27, 2000             By: /s/ Norman P. Harberger
                                        ------------------------------
                                        Norman P. Harberger
                                        Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Sea Pines Associates, Inc., and in the capacities and on the dates indicated.

       Signature                             Title                  Date
       ---------                             -----                  ----

/s/Norman P. Harberger                Chairman and Director     January 27, 2000
---------------------------------
Norman P. Harberger


/s/Michael E. Lawrence                Chief Executive Officer   January 27, 2000
---------------------------------     and Director
Michael E. Lawrence


/s/Thomas C. Morton                   Treasurer (Principal      January 27, 2000
---------------------------------     Financial and
Thomas C. Morton                      Accounting Officer)
                                      and Director

/s/James L. Gray                      Vice Chairman and         January 27, 2000
---------------------------------     Director
James L. Gray




/s/Angus Cotton                       Secretary and             January 27 ,2000
---------------------------------     Director
Angus Cotton

/s/Paul B. Barringer, II              Director                  January 27, 2000
---------------------------------
Paul B. Barringer, II


/s/Thomas G. Daniels                  Director                  January 27, 2000
---------------------------------
Thomas G. Daniels


/s/Ralph L. Dupps, Jr.                Director                  January 27, 2000
---------------------------------
Ralph L. Dupps, Jr.


/s/P.R. Easterlin, Jr.                Director                  January 27, 2000
---------------------------------
P. R. Easterlin, Jr.


/s/Charles W. Flynn                   Director                  January 27, 2000
---------------------------------
Charles W. Flynn


/s/John G. McGarty                    Director                  January 27, 2000
---------------------------------
John G. McGarty


/s/Robert W. Siler, Jr.               Director                  January 27, 2000
---------------------------------
Robert W. Siler, Jr.


/s/Arthur P. Sundry                   Director                  January 27, 2000
---------------------------------
Arthur P. Sundry


/s/Joseph F. Vercellotti              Director                  January 27, 2000
---------------------------------
Joseph F. Vercellotti


/s/Frank E. Zimmerman, Jr.            Director                  January 27, 2000
---------------------------------
Frank E. Zimmerman, Jr.


*By: /s/Angus Cotton
---------------------------------
      Angus Cotton
      Attorney-in-Fact for each
      of the persons indicated