Form 10-Q
period 2000-01-31
SEA PINES ASSOCIATES INC
filed 2000-03-16
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



For quarter ended                   January 31, 2000
                                    ----------------

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

                                 Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of January 31, 2000 was 1,842,525.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of January 31, 2000 and October 31, 1999                         3 - 4

         Condensed Consolidated Statements of Operations for
         the Three Months Ended January 31, 2000 and 1999                     5

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended January 31, 2000 and 1999                 6

         Notes to Condensed Consolidated Financial Statements             7 - 9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  10 - 15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   15

Item 2 - Changes in Securities                                               15

Item 3 - Defaults Upon Senior Securities                                     15

Item 4 - Submission of Matters To A Vote of
         Security Holders                                                    15

Item 5 - Other Information                                                   15

Item 6 - Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                     JANUARY 31,   OCTOBER 31,
                                                         2000         1999
                                                     (UNAUDITED)     (NOTE)
                                                       -------      -------
 ASSETS
 Current Assets:
   Cash and cash equivalents:
      Unrestricted                                     $    --      $   662
      Restricted                                         3,046        2,380
                                                       -------      -------
                                                         3,046        3,042

  Accounts and notes receivable, net of allowance
    for doubtful accounts of $41 and $41 at
    January 31, 2000 and October 31, 1999,
    respectively                                           695        1,189
  Income tax refund receivable                             346          346
  Current portion of notes receivable                       56          373
  Inventories (Note 2)                                     704          737
  Offering costs (Note 5)                                  300           --
  Prepaid expenses                                          87          140
                                                       -------      -------
      Total current assets                               5,234        5,827


Notes receivable, less current portion                   1,261        1,687
Deferred income taxes                                      674           83
Deferred loan fees, net                                     47           36
Other assets, net                                           76           78
                                                       -------      -------
                                                         2,058        1,884

Real estate assets
  Construction in progress                               9,665        6,575
  Operating properties, net                             23,780       23,765
  Properties held for future development                 4,623        4,623
                                                       -------      -------
                                                        38,068       34,963
                                                       -------      -------

Total assets                                           $45,360      $42,674
                                                       =======      =======


Note: The condensed consolidated balance sheet at October 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       JANUARY 31,     OCTOBER 31,
                                                          2000            1999
                                                       (UNAUDITED)       (NOTE)
                                                         -------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                  $ 4,951        $ 3,300
  Advance deposits                                         3,394          2,155
  Current portion of deferred revenue                        159            537
  Line of credit                                           1,348             --
  Current maturities of long-term debt                       400            400
                                                         -------        -------
Total current liabilities                                 10,252          6,392

Long-term debt                                            20,483         19,483
Deferred revenue                                             765            905
                                                         -------        -------
   Total liabilities                                      31,500         26,780

Commitments and contingencies

Shareholders' equity: (Note 5)
  Series A cumulative preferred stock, no par
    value, 2,000,000 shares authorized; 1,228,350
    shares issued and outstanding (liquidation
    preference $9,335,460)                                 7,218          7,218
  Series B junior cumulative preferred stock, no
    par value, 3,000 shares authorized; none
    issued or outstanding                                     --             --
  Common stock, 23,000,000 shares authorized;
    1,842,525 shares issued and outstanding                2,166          2,166
  Retained earnings                                        4,476          6,510
                                                         -------        -------
Total shareholders' equity                                13,860         15,894
                                                         -------        -------

Total Liabilities and Shareholders' Equity               $45,360        $42,674
                                                         =======        =======

Note: The condensed consolidated balance sheet at October 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                 THREE MONTHS ENDED
                                                    JANUARY 31,
                                               2000            1999
                                            (UNAUDITED)     (UNAUDITED)
                                              -------         -------

Revenues                                      $ 7,424         $ 6,544

Cost and expenses:
   Cost of revenues                             7,037           5,755
   Sales and marketing expenses                   505             323
   General and administrative expenses          1,012             809
   Depreciation and amortization                  334             300
                                              -------         -------
       Total costs and expenses                 8,888           7,187
                                              -------         -------

Loss from operations                           (1,464)           (643)

Other income (expense):
   Interest income                                 29              33
   Interest expense                              (303)           (308)
                                              -------         -------
     Total other income (expense)                (274)           (275)
                                              -------         -------

Loss before income tax benefit                 (1,738)           (918)
Income tax benefit                                591             312
                                              -------         -------
Net loss                                       (1,147)           (606)

Preferred stock dividend requirement             (222)           (222)
                                              -------         -------
Net loss attributable to common stock         $(1,369)        $  (828)
                                              =======         =======

Per share of common stock
  Net loss                                    $ (0.74)        $ (0.45)
                                              =======         =======

 See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                         THREE MONTHS ENDED
                                                                            JANUARY 31,
                                                                       2000            1999
                                                                    (UNAUDITED)     (UNAUDITED)
                                                                      -------         -------
Cash Flows From Operating Activities:
Net Loss                                                              $(1,147)        $  (606)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                          334             300
   Decrease in deferred revenue                                          (518)            (81)
   Increase in deferred income taxes                                     (591)           (312)
Changes in assets and liabilities:
  Increase in restricted cash                                            (666)           (206)
  Decrease in accounts and notes receivable                             1,237             281
  Decrease in inventories                                                  33              94
  Increase in offering costs                                             (300)             --
  Decrease in prepaid expenses                                             53               7
  (Increase) decrease in other assets                                      (9)             25
  (Increase) decrease in accounts payable and accrued expenses            986            (577)
  Increase in advance deposits                                          1,239             839
  Decrease in income taxes payable                                         --            (113)
                                                                      -------         -------
Net cash provided by (used in) operating activities                       651            (349)
                                                                      -------         -------

Cash Flows from Investing Activities:
   Capital expenditures and property acquisitions                      (3,439)         (1,611)
                                                                      -------         -------
Net cash used in investing activities                                  (3,439)         (1,611)
                                                                      -------         -------

Cash Flows from Financing Activities:
 Additional borrowing on revolving loan                                 1,000              --
 Additional borrowing on line of credit                                 1,348           1,591
 Dividends paid                                                          (222)           (222)
                                                                      -------         -------
Net cash provided by financing activities                               2,126           1,369
                                                                      -------         -------

Net increase (decrease) in unrestricted cash and cash
  equivalents                                                            (662)           (591)
Unrestricted cash and cash equivalents at start of period                 662             591
                                                                      -------         -------

Unrestricted cash and cash equivalents at end of period               $    --         $    --
                                                                      =======         =======

 See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      JANUARY 31, 2000 AND OCTOBER 31, 1999


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                      January 31,     October 31,
                                         2000            1999
                                       --------        --------

Merchandise                            $    594        $    628
Supplies, parts and accessories              35              37
Food and beverages                           45              44
Other                                        30              28
                                       --------        --------

                                       $    704        $    737
                                       ========        ========

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):

                                      January 31,      October 31,
                                         2000             1999
                                       --------         --------
Land and land Improvements             $ 19,114         $ 19,047
Buildings                                 8,476            8,466
Machinery and equipment                   7,581            7,308
                                       --------         --------
                                         35,171           34,821
Less - Accumulated depreciation         (11,391)         (11,056)
                                       --------         --------
                                       $ 23,780         $ 23,765
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


NOTE 5 - PREFERRED STOCK EXCHANGE OFFERING

         On February 15, 2000, the Company completed its Exchange Offer pursuant to the December 21, 1999 Exchange Offer Prospectus. The Exchange Offer allowed holders of the Company's Series A Preferred Stock to exchange each preferred share for either 2 1/2 shares of the Company's common stock or a new 9.5% Trust Preferred Security to be issued by Sea Pines Associates Trust I. The purpose of the Exchange Offer was to refinance Series A Preferred Stock. Holders of approximately 56% of the preferred stock exchanged their shares for Common Stock. Holders of approximately 26% of the preferred stock exchanged their shares for the new Trust Preferred Security. This refinancing will benefit the Company in two ways: (i) to the extent shares of Series

A Preferred Stock were exchanged for the Trust Preferred Securities, the Company will be able to deduct interest payable on these Junior Subordinated Debentures for income tax purposes, while dividends on shares of Series A Preferred Stock were not tax deductible, and (ii) to the extent shares of Series A Preferred Stock were exchanged for Common Stock, which do not currently pay a dividend, the Company's quarterly cash payment obligation will be reduced.

Holders of approximately 18% of the Series A Preferred Stock did not exchange their shares. The Company currently intends to redeem the remaining shares of Series A Preferred Stock later this year. The Company incurred approximately $300,000 in professional fees and other costs relating to this transaction. Approximately $202,800 of the costs will be expensed in the second quarter as costs of the Common Stock Exchange. The remaining costs of approximately $97,200 will be capitalized as deferred financing costs and will be amortized over the life of the Trust Preferred Securities, 30 years.

                                     PART I

THIS REPORT ON FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH IN THIS REPORT, AS WELL AS THOSE CONTAINED IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS REPORT ON FORM 10-Q, WHICH FACTORS ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company's operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a racquet club facility, a home and villa rental management business, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with fourteen offices serving Hilton Head Island and its neighboring communities.

Results of Operations for 2000 as Compared with 1999

         Consolidated revenues during the three months ended January 31, 2000 totaled $7,424,000, a 13.4% increase over consolidated revenues reported during the three months ended January 31, 1999 of $6,544,000.

         The Company reported a consolidated net loss during the first quarter of 2000 of $1,369,000, a 65% increase over the 1999 first quarter net loss of $828,000. The first quarter of 2000 includes significant off-season carrying costs of the Company's food and beverage operations which were brought in-house in June 1999. Additional expense increases relate to increased conference sales and marketing efforts relating to the

Company's new Inn and Conference Center currently under construction. These increased expenses were budgeted and expected.

         Resort revenues during the first quarter of 2000 increased by $400,000 or 13.3% over first quarter 1999 resort revenues. The Company attributes the increase in resort revenues to an increase in lodging revenue partially generated from the increase of available units on the Company's rental program.

         Real estate brokerage revenues increased by $480,000, or 13.6%, to $4,020,000 during the first quarter ended January 31, 2000 from the same period last year. This increase in real estate revenues reflects both the continued strength in market demand and the rapidly appreciating property values within the Hilton Head Island market area. The Company continues to increase its market share of sales and listings.

         Cost of revenues increased by $1,282,000, or 22.3% during the first quarter of 2000 compared to the same period last year. This increase can be attributed to the volume increase in real estate brokerage sales and lodging rental revenues. Additionally, the costs associated with the real estate brokerage sales have increased. The average commission paid to the Company's agents as a percentage of revenue has increased from 71.53% in 1999 to 72.34% in 2000.

         Sales and marketing expenses have increased by $182,000 or 56% during the first quarter of 2000 as compared to the same period last year. This increase relates primarily to pre-opening sales and marketing costs associated with the inn and conference center under construction.

         General and administrative expenses increased by $203,000 or 25.0% during the first quarter of 2000 compared to the same period last year. The primary reason for the increase is an increase in the cost of health benefits provided to its employees during the first quarter of 2000 as compared to the same period last year.

         Interest income remained relatively constant at $29,000 and $34,000 for the first quarter of 2000 and 1999, respectively.

         Interest expense also remained relatively constant at $303,000 and $308,000 for the first quarter of 2000 and 1999, respectively. During the first quarter of 2000, the Company capitalized $128,000 of interest in connection with the Harbour Town construction projects.

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

         Cash and cash equivalents increased by $4,000 during the first quarter of 2000 and totaled $3,046,000 at January 31, 2000, all of which was restricted. The Company's working capital deficit increased by $4,453,000 in the first quarter resulting in a working capital deficit of $5,018,000 at January 31, 2000. The reduction in working capital is consistent with the seasonal nature of the Company's operations.

         Under a Master Credit Agreement with its principal corporate lender, the Company maintains a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these facilities total $40,933,000 of which $22,231,000 was outstanding at January 31, 2000.

         The term loan in the principal sum of $18,500,000 matures on October 31, 2008. As of January 31, 2000, $18,133,000 was outstanding under the term loan.

         The $18,300,000 revolving line of credit is maintained by the Company primarily to fund its capital projects. The bank has approved $15,000,000 of the line for use in the construction of the Company's inn, conference center and racquet club renovations. The remaining $3,300,000 has been approved for use in the Harbour Town Golf Links renovation. As of January 31, 2000, $2,750,000 was outstanding under the revolving line of credit.

         The seasonal line of credit in the amount of $4,500,000 is designed to meet cash requirements during the Company's off-season winter months. As of January 31, 2000, $1,348,000 was outstanding under the revolving line of credit.

         Preferred stock dividends are declared and paid one year in arrears. At its December 13, 1999 Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first of which was paid on January 17, 2000. Additional quarterly installments will be paid on April 17, 2000, July 17, 2000 and October 17, 2000, to shareholders of record on April 3, 2000, July 3, 2000 and October 2, 2000, respectively, and represents the accrued dividend for the fiscal year ended October 31, 1999. Declared, but unpaid, amounts are recorded as dividends payable.

Business Outlook and Recent Developments

         The Company has entered into construction contracts and has commenced construction on The Inn at Harbour Town, The Heritage Conference Center and the court reconstruction phase of the Sea Pines Racquet Club renovation. Construction contracts signed to date total approximately $12,539,000. Total construction costs are estimated at $17,230,000 for all three projects. As of January 31, 2000, total combined construction costs incurred to date are $6,868,000.

         The Inn at Harbour Town will be a 47,000 square-foot facility featuring 60 inn rooms and will be adjacent to and provide views of the Harbour Town Golf Links. Total construction costs are estimated at $10,600,000. As of January 31, 2000, $2,548,000, has been spent. Completion is scheduled for the fall of 2000.

         The Heritage Conference Center will be a 16,000 square-foot facility adjacent to the existing Harbour Town Clubhouse. Total construction costs are estimated at $5,500,000. As of January 31, 2000, $3,681,000 has been spent. Completion is scheduled for the spring of 2000.

         Additionally, the Company is starting work on Phase I of the Sea Pines Racquet Club renovation. Phase I includes a complete reconfiguration and reconstruction of the tennis court facilities and surrounding area. Total construction costs of Phase I have been estimated at $1,100,000. As of January 31, 2000 $638,000 has been spent. Completion of Phase I is scheduled for the spring of 2000. Phase II of the project includes a permanent 3,800 square-foot facility containing an expanded pro shop, club offices and meeting room. The cost of Phase II is estimated at $900,000 although no firm start date has been determined.

         The Company has scheduled a major renovation of the Harbour Town Golf Links to commence in May 2000 with an estimated construction cost of $3,200,000. During the construction and grow-in, the course will be closed for approximately nine months.

         The Family Circle Cup, a tier-one women's professional tennis tournament, will move to Charleston after the April 2000 tournament. Sea Pines has hosted the event since its inception in 1973. While the Company regrets the change in venue, it believes the move will not have a significant financial impact on its operations. The tournament has been held during the height of the spring tourism season, and the Company believes that tournament revenues should be able to be replaced during this period with the additional social lodging capacity now available. It is, however, difficult to measure any impact that might result from the loss of the extensive media coverage and exposure provided during the tournament.

         On February 15, 2000, the Company completed its Exchange Offer pursuant to the December 21, 1999 Exchange Offer Prospectus. The Exchange Offer allowed holders of the Company's Series A Preferred Stock to exchange each preferred share for either 2 1/2 shares of the Company's common stock or a new 9.5% Trust Preferred Security to be issued by Sea Pines Associates Trust I. The purpose of the Exchange Offer was to refinance Series A Preferred Stock. Holders of approximately 56% of the preferred stock exchanged their shares for Common Stock. Holders of approximately 26% of the preferred stock exchanged their shares for the new Trust Preferred Security. This refinancing will benefit the Company in two ways: (i) to the extent shares of Series A Preferred Stock were exchanged for the Trust Preferred Securities, the Company will be able to deduct interest payable on these Junior Subordinated Debentures for income tax purposes, while dividends on shares of Series A Preferred Stock were not tax deductible, and (ii) to the extent shares of Series A Preferred Stock were exchanged for Common Stock, which do not currently pay a dividend, the Company's quarterly cash payment obligation will be reduced.

As a result of the exchange, the Company's annual Preferred Stock dividend payment requirement will decrease by $727,000 although interest payments on the Trust Preferred Securities will require $231,000 of annual cash flow, before income tax benefits estimated at $79,000 assuming a 34% tax rate. Holders of approximately 18% of the Series A Preferred Stock did not exchange their shares. The Company currently intends to redeem the remaining shares of Series A Preferred Stock later this year. The Company incurred approximately $300,000 in professional fees and other costs relating to this transaction. Approximately $202,800 of the costs will be expensed in the second quarter as costs of the Common Stock Exchange. The remaining costs of approximately $97,200 will be capitalized as deferred financing costs and will be amortized over the life of the Trust Preferred Securities, 30 years.

YEAR 2000 ISSUE

         The year 2000 issue concerns computer programs having been written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         During the three months ended January 31, 2000, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         There have been no material changes in any of the legal proceedings discussed in the Company's 1999 Annual Report on Form 10-K. See Item 3 "Legal Proceedings" of Form 10-K for a complete discussion.

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

                                                 SEA PINES ASSOCIATES, INC.



Date:  March 16, 2000                            Norman P. Harberger
       --------------                            -------------------
                                                 Norman P. Harberger
                                                 Chairman



Date:  March 16, 2000                            Thomas C. Morton
       --------------                            ----------------
                                                 Thomas C. Morton
                                                 Treasurer