Form 10-Q
period 2000-04-30
SEA PINES ASSOCIATES INC
filed 2000-06-14
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.



For quarterly period ended                  April 30, 2000
                                            --------------

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

                  (843) 785-3333
                  ----------------------------------------------------
                  (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 2000 was 3,545,400.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of April 30, 2000 and October 31, 1999                        3 - 4

         Condensed Consolidated Statements of Operations for
         the Six Months Ended April 30, 2000 and 1999                      5

         Condensed Consolidated Statements of Cash Flows
         for the Six Months ended April 30, 2000 and 1999                  6

         Notes to Condensed Consolidated Financial Statements         7 - 10

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations               11 - 15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk       15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                16

Item 2 - Changes in Securities and Use of Proceeds                        16

Item 3 - Defaults Upon Senior Securities                                  16

Item 4 - Submission of Matters To Vote of
         Security Holders                                            16 - 17

Item 5 - Other Information                                                17

Item 6 - Exhibits and Reports on Form 8-K                                 17

Signatures                                                                18

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                 APRIL 30,      OCTOBER 31,
                                                                   2000           1999
                                                                (UNAUDITED)      (NOTE)
                                                                  -------        -------
ASSETS
Current Assets:
  Cash and cash equivalents:
     Unrestricted                                                 $    --        $   662
      Restricted                                                    4,435          2,380
                                                                  -------        -------
                                                                    4,435          3,042

  Accounts and notes receivable, net of allowance for
    doubtful accounts of $58 and $41 at April 30, 2000 and
    October 31, 1999, respectively                                  2,456          1,189
  Income tax refund receivable                                        346            346
  Current portion of notes receivable                                  56            373
  Inventories (Note 2)                                                758            737
  Prepaid expenses                                                    359            140
                                                                  -------        -------
      Total current assets                                          8,410          5,827


Notes receivable, less current portion                              1,247          1,687
Deferred income taxes                                                  --             83
Deferred financing costs, net                                         136             36
Other assets, net                                                      75             78
                                                                  -------        -------
                                                                    1,458          1,884

Real estate assets
  Construction in progress                                          6,040          6,575
  Operating properties, net                                        31,399         23,765
  Properties held for future development                            4,623          4,623
                                                                  -------        -------
                                                                   42,062         34,963
                                                                  -------        -------

Total assets                                                      $51,930        $42,674
                                                                  =======        =======

Note: The condensed consolidated balance sheet at October 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                APRIL 30,      OCTOBER 31,
                                                                  2000            1999
                                                               (UNAUDITED)       (NOTE)
                                                                 -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                          $ 6,113        $ 3,300
  Advance deposits                                                 3,900          2,155
  Current portion of deferred revenue                                 68            537
  Income tax payable                                                  40             --
  Current maturities of long-term debt                               400            400
                                                                 -------        -------
Total current liabilities                                         10,521          6,392

Long-term debt                                                    25,733         19,483
Deferred revenue                                                     768            905
Company-obligated redeemable preferred securities of a
  subsidiary trust holding solely the Junior Subordinated
  Debentures                                                       2,480             --
                                                                 -------        -------
   Total liabilities                                              39,502         26,780

Commitments and contingencies

Shareholders' equity: (Note 5)
  Series A cumulative preferred stock, no par
    value, 2,000,000 shares authorized; 220,900
    shares and 1,228,350 shares issued and
    outstanding at April 30, 2000 and October 31,
    1999, respectively (liquidation preference
    $1,678,840 and $9,335,460)                                     1,294          7,218
  Series B junior cumulative preferred stock, no
    par value, 20,000 shares authorized; none
    issued or outstanding                                             --             --
  Common stock, 23,000,000 shares authorized;
    3,545,400 shares and 1,842,525 shares issued
    and outstanding at April 30, 2000 and October
    31, 1999, respectively                                         7,343          2,166
  Retained earnings                                                3,791          6,510
                                                                 -------        -------
Total shareholders' equity                                        12,428         15,894
                                                                 -------        -------

Total liabilities and shareholders' equity                       $51,930        $42,674
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

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                             QUARTER ENDED               SIX MONTHS ENDED
                                               APRIL 30,                     APRIL 30,
                                         2000           1999           2000           1999
                                      (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                       --------       --------       --------       --------

Revenues                               $ 15,219       $ 13,395       $ 22,643       $ 19,939

Cost and expenses:
   Cost of revenues                       9,660          7,999         16,697         13,754
   Sales and marketing expenses             888            922          1,393          1,245
   General and administrative
      expenses                            1,968          1,987          2,980          2,796
   Depreciation and amortization            373            306            707            606
                                       --------       --------       --------       --------
       Total costs and expenses          12,889         11,214         21,777         18,401
                                       --------       --------       --------       --------

Income from operations                    2,330          2,181            866          1,538

Other income (expense):
   Interest income                           32             28             61             61
   Interest expense                        (304)          (312)          (607)          (620)
   Exchange offer costs                    (195)            --           (195)            --
                                       --------       --------       --------       --------
     Total other expense                   (467)          (284)          (741)          (559)
                                       --------       --------       --------       --------

Income before income taxes                1,863          1,897            125            979

Income tax provision                        633            645             42            333
                                       --------       --------       --------       --------

Net income                                1,230          1,252             83            646

Preferred stock dividend
   requirement                              (40)          (223)          (262)          (445)
                                       --------       --------       --------       --------
Net income (loss) attributable to
   common stock                        $  1,190       $  1,029       $   (179)      $    201
                                       ========       ========       ========       ========

Per share of common stock
  Net income (loss)                    $   0.34       $   0.56       $  (0.07)      $   0.11
                                       ========       ========       ========       ========

 See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                   SIX MONTHS ENDED
                                                                       APRIL 30,
                                                                 2000            1999
                                                              (UNAUDITED)     (UNAUDITED)
                                                                -------         -------
Cash Flows From Operating Activities:
Net Income                                                      $    83         $   646
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                    707             606
   Deferred revenue                                                (606)           (146)
   Allowance for doubtful accounts                                   17              --
   Deferred income taxes                                             83              --
Changes in assets and liabilities:
   Restricted cash                                               (2,055)         (2,519)
   Accounts and notes receivable                                   (527)           (300)
   Inventories                                                      (21)             33
   Prepaid expenses                                                (219)           (200)
   Other assets                                                     (97)             29
   Accounts payable and accrued expenses                          2,187             974
   Advance deposits                                               1,745           1,773
   Income taxes payable                                              40             220
                                                                -------         -------
Net cash provided by operating activities                         1,337           1,116
                                                                -------         -------

Cash Flows from Investing Activities:
   Capital expenditures and property acquisitions                (7,806)         (2,917)
                                                                -------         -------
Net cash used in investing activities                            (7,806)         (2,917)
                                                                -------         -------

Cash Flows from Financing Activities:
  Additional borrowing on long-term debt                          6,250           1,341
  Borrowings on line of credit                                       --             314
  Dividends paid                                                   (443)           (445)
                                                                -------         -------
Net cash provided by financing activities                         5,807           1,210
                                                                -------         -------

Net decrease in unrestricted cash and cash equivalents             (662)           (591)

Unrestricted cash and cash equivalents at beginning of
  period                                                            662             591
                                                                -------         -------

Unrestricted cash and cash equivalents at end of period         $     0         $     0
                                                                =======         =======

 See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       APRIL 30, 2000 AND OCTOBER 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                     April 30,   October 31,
                                       2000        1999
                                       ----        ----

Merchandise                            $608        $628
Supplies, parts and accessories          35          37
Food and beverages                       84          44
Other                                    31          28
                                       ----        ----

                                       $758        $737
                                       ====        ====

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):



                                       April 30,       October 31,
                                         2000             1999
                                       --------         --------

Land and land Improvements             $ 21,430         $ 19,047
Buildings                                13,890            8,466
Machinery and equipment                   7,827            7,308
                                       --------         --------
                                         43,147           34,821
Less - Accumulated depreciation         (11,748)         (11,056)
                                       --------         --------
                                       $ 31,399         $ 23,765
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

NOTE 5 - PREFERRED STOCK EXCHANGE OFFERING

Effective February 1, 2000, the Company completed its Exchange Offer pursuant to the December 21, 1999 Exchange Offer Prospectus. The Exchange Offer allowed holders of the Company's Series A Preferred Stock to exchange each preferred share for either 2 1/2 shares of the Company's common stock or an equivalent number of new 9.5% Company-obligated redeemable preferred securities of a subsidiary trust holding solely the Junior Subordinated Debentures ("Trust Preferred Securities") issued by Sea Pines Associates Trust I. Holders of approximately 56% of the preferred stock exchanged their shares for Common Stock. Holders of approximately 26% of the preferred stock exchanged their shares for the new Trust Preferred Security.

In conjunction with the Exchange Offer, the Company declared a cash dividend of $0.722 per share to be paid only to holders of record of Series A Preferred Stock who exchanged shares of Series A Preferred Stock in the Exchange Offer. This dividend will be paid in four approximately equal quarterly installments on April 17, 2000, July 17, 2000, October 17, 2000 and January 15, 2001.

Holders of approximately 18% of the Series A Preferred Stock did not exchange their shares. The Company incurred approximately $287,000 in professional fees and other costs relating to this transaction. Costs of $195,000 were expensed in the second quarter 2000 relating to the Common Stock Exchange. The remaining costs of $92,000 were capitalized as deferred financing costs and will be amortized over the 30-year life of the Trust Preferred Securities.

The Trust Preferred Securities bear interest at 9.5% per annum with payments due quarterly, nine months in arrears. The first interest payment is payable January 31, 2001. The Trust Preferred Securities mature on January 31, 2030. The Company has the right to redeem the Trust Preferred Securities on or after January 31, 2003 in whole or any time in part, from time to time as specified in the indenture agreement. The Trust Preferred Securities are subordinate in right of payment to all senior debt of the Company.

NOTE 6 - BUSINESS SEGMENT INFORMATION

The Company has two reportable business segments. The Company's reportable segments are organized by the type of operations and include: (1) resort activities, including home and villa management operations, golf course operations, food and beverage operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head Island, South Carolina, area.

The Company evaluates performance and allocates resources based on earnings before interest, depreciation and other non-cash items. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies (Note 1). All intercompany transactions between segments have been eliminated upon consolidation.

Segment information as of and for the quarter and six months ended April 30, 2000 and 1999 are as follows: (Dollars in Thousands)

                                                   QUARTER ENDED                  SIX MONTHS ENDED
                                                      APRIL 30,                       APRIL 30,
                                                2000            1999            2000             1999
                                             (UNAUDITED)     (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                              --------        --------        --------         --------
Revenues:
   Resort                                     $ 10,412        $  8,620        $ 13,816         $ 11,624
   Real estate brokerage                         4,807           4,775           8,827            8,315
                                              --------        --------        --------         --------
                                              $ 15,219        $ 13,395        $ 22,643         $ 19,939
                                              ========        ========        ========         ========
Interest expense:
   Resort                                     $    304        $    312        $    607         $    620
                                              ========        ========        ========         ========

Depreciation and amortization expense:
   Resort                                     $    359        $    295        $    680         $    586
   Real estate brokerage                            14              11              27               20
                                              --------        --------        --------         --------
                                              $    373        $    306        $    707         $    606
                                              ========        ========        ========         ========
Segment income before income taxes:
   Resort                                     $  1,483        $  1,237        $   (468)        $     31
   Real estate brokerage                           380             660             593              948
                                              --------        --------        --------         --------
                                              $  1,863        $  1,897        $    125         $    979
                                              ========        ========        ========         ========
Identifiable assets:
   Resort                                     $ 49,063        $ 40,077        $ 49,063         $ 40,077
   Real estate brokerage                         2,867           2,525           2,867            2,525
                                              --------        --------        --------         --------
                                              $ 51,930        $ 42,602        $ 51,930         $ 42,602
                                              ========        ========        ========         ========

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

Results of Operations for 2nd Quarter 2000 as Compared with 2nd Quarter 1999

         Consolidated revenues during the three months ended April 30, 2000 totaled $15,219,000, a 13.6% increase over consolidated revenues reported during the three months ended April 30, 1999 of $13,395,000.

         The Company reported consolidated net income during the second quarter of 2000 of $1,230,000, a 1.8% decrease over the 1999 second quarter net income of $1,252,000. The second quarter of 2000 includes start-up costs of the Company's new food and beverage operations. Prior to June 1999, the food and beverage operations were leased to outside operators. Additional expense increases relate to increased conference sales and marketing efforts relating to the Company's new Conference Center which opened April 1, 2000 and the Company's new Inn currently under construction. These increased expenses were budgeted and expected. In addition approximately $195,000 in costs associated with the exchange offer were expensed in the second quarter of 2000.

         Resort revenues during the second quarter of 2000 increased by $1,791,000 or 21.9% over second quarter 1999 resort revenues. The Company attributes the increase in resort revenues to an increase in lodging revenue partially generated from the increase of available units on the Company's rental program and increased food and beverage sales resulting from the change in operating procedures.

         Real estate brokerage revenues increased by $33,000, or .6%, to $4,808,000 during the quarter ended April 30, 2000 as compared with the same period last year. This increase in real estate revenues reflects both the continued strength in market demand and continued appreciation in property values within the Hilton Head Island market area.

         Cost of revenues increased by $1,661,000, or 20.8%, during the second quarter of 2000 compared to the same period last year. This increase is attributable to the volume increase in real estate brokerage sales and lodging rental revenues. The average commission paid to the Company's agents as a percentage of revenue has increased from 71.53% in 1999 to 72.34% in 2000.

         Sales and marketing expenses decreased by $34,000, or 3.7%, during the second quarter of 2000 as compared to the same period last year. This decrease resulted from the timing of certain printed marketing materials and media advertising expenses which were incurred in the first quarter rather than the second quarter in fiscal year 2000.

         General and administrative expenses remained relatively constant at $1,968,000 and $1,987,000 for the second quarter of 2000 and 1999, respectively.

         Interest income remained relatively constant at $32,000 and $28,000 for the second quarter of 2000 and 1999, respectively.

         Interest expense on the Company's debt decreased $8,000 or 2.6% from the same period last year. The Company capitalized approximately $125,000 in interest during the second quarter 2000 relating to the construction of the Inn, Conference Center and Racquet Club projects. Long-term debt increased by $5,250,000 during the second quarter 2000 as a result of construction draws on the revolving line of credit for these projects.

Liquidity and Capital Resources

         The Company's financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through March has historically been the Company's lowest resort revenue and real estate sales season and the period from April through October has historically been the Company's highest season.

         Cash and cash equivalents increased by $1,393,000 during the second quarter of 2000 and totaled $4,435,000 at April 30, 2000, all of which was restricted. The Company's working capital deficit decreased by $2,912,000 in the second quarter resulting in a working capital deficit of $2,106,000 at April 30, 2000. The increases in cash and working capital are consistent with the seasonal nature of the Company's operations.

         Under a Master Credit Agreement with its principal corporate lender, the Company maintains a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these facilities total $40,933,000 of which $26,133,000 was outstanding at April 30, 2000.

         The term loan in the principal sum of $18,500,000 matures on October 31, 2008. As of April 30, 2000, $18,133,000 was outstanding under the term loan.

         The $18,300,000 revolving line of credit is maintained by the Company primarily to fund its capital projects. The bank has approved $15,000,000 of the line for use in the construction of the Company's inn, conference center and racquet club renovations. The remaining $3,300,000 has been approved for use in the Harbour Town Golf Links renovation. As of April 30, 2000, $8,000,000 was outstanding under the revolving line of credit.

         The seasonal line of credit in the amount of $4,500,000 is designed to meet cash requirements during the Company's off-season winter months. As of April 30, 2000, the seasonal line of credit had no outstanding balance.

         Preferred stock dividends are declared and paid one year in arrears. At its December 13, 1999 Board of Directors meeting, the Company declared a cash dividend to holders of record on January 4, 2000, April 3, 2000, July 3, 2000 and October 2, 2000 of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first two of which were paid on January 17, 2000 and April 17, 2000. Additional quarterly installments will be paid on July 17, 2000 and October 17, 2000, to shareholders of record on July 3, 2000 and October 2, 2000, respectively, and represents the accrued dividend for the fiscal year ended October 31, 1999. Declared, but unpaid, amounts are recorded as dividends payable. In conjunction with the Exchange Offer, the Company also declared a cash dividend of $0.722 per share to be paid only to holders of record of Series A Preferred Stock who exchanged shares of Series A Preferred Stock in the Exchange Offer. This dividend will be paid in four approximately equal quarterly installments on April 17, 2000, July 17, 2000, October 17, 2000 and January 15, 2001.

Business Outlook and Recent Developments

         The Company has entered into construction contracts and has commenced construction on The Inn at Harbour Town and the court reconstruction phase of the Sea Pines Racquet Club renovation. The Harbour Town Conference Center was substantially completed on April 1, 2000. Construction contracts signed to date total approximately $12,539,000. Total construction costs are estimated at $17,230,000 for all three projects. As of April 30, 2000, total combined construction costs incurred to date are $10,756,000.

         The Harbour Town Conference Center is a 16,000 square-foot conference facility adjacent to the existing Harbour Town Clubhouse. Total construction costs are estimated at $5,471,000. As of April 30, 2000, $5,413,000 has been spent. Construction of the conference center was completed on April 1, 2000.

         The Inn at Harbour Town will be a 47,000 square-foot facility featuring 60 inn rooms and will be adjacent to and provide views of the Harbour Town Golf Links. Total construction costs are estimated at $10,576,000. As of April 30, 2000, $4,377,000, has been spent. Completion is scheduled for the fall of 2000.

         Additionally, the Company completed work on Phase I of the Sea Pines Racquet Club renovation. Phase I includes a complete reconfiguration and reconstruction of the tennis court facilities and surrounding area. Total construction costs of Phase I have been estimated at $1,184,000. As of April 30, 2000 $966,000 has been spent. Phase II of the project includes a permanent 3,800 square-foot facility containing an expanded pro shop, club offices and meeting room. The cost of Phase II is estimated at $900,000 although no firm start date has been determined.

         The Company began a major renovation of the Harbour Town Golf Links in May 2000 with an estimated construction cost of $3,162,000. As of April 30, 2000, $283,000 has been spent. During the construction and grow-in period, the course will be closed for approximately nine months, reopening for play in the second quarter of 2001. This course closing will result in lower revenues during this period.

         The Family Circle Cup, a tier-one women's professional tennis tournament, has announced its move to Charleston after the April 2000 tournament. Sea Pines has hosted the event since its inception in 1973. While the Company regrets the change in venue, it believes the move will have a minimal impact on its ongoing operations. The tournament has been held during the height of the spring tourism season, and the Company believes that tournament revenues can be replaced during this period with additional social and group lodging revenue. It is, however, difficult to measure any impact that might result from the loss of the extensive media coverage and exposure provided during the tournament.

         Effective February 1, 2000, the Company completed its Exchange Offer pursuant to the December 21, 1999 Exchange Offer Prospectus. The Exchange Offer allowed holders of the Company's Series A Preferred Stock to exchange each preferred share for either 2 1/2 shares of the Company's common stock or an equivalent number of new 9.5% Company-obligated redeemable preferred securities of a subsidiary trust holding solely the Junior Subordinated Debentures ("Trust Preferred Securities") issued by Sea Pines Associates Trust I. The purpose of the Exchange Offer was to refinance Series A Preferred Stock. Holders of approximately 56% of the preferred stock exchanged their shares for Common Stock. Holders of approximately 26% of the preferred stock exchanged their shares for the new Trust Preferred Security. This refinancing benefits the Company in two ways: (i) to the extent shares of Series A Preferred Stock were exchanged for the Trust Preferred Securities, the Company will be able to deduct interest payable on these Junior Subordinated Debentures for income tax purposes, while dividends on shares of Series A Preferred Stock were not tax deductible, and (ii) to the extent shares of Series A Preferred Stock were exchanged for Common Stock, which do not currently pay a dividend, the Company's quarterly cash payment obligation will be eliminated.

As a result of the exchange, the Company's annual Preferred Stock dividend payment requirement will decrease by $727,000. Interest payments on the new Trust Preferred Securities will require $152,000 of annual cash flow, including approximately $79,000 in income tax savings. Because the Preferred Stock dividend is paid in arrears, the Company will continue to make quarterly payments on all Preferred Stock shares until January 15, 2001, when the dividend for the period ended January 31, 2000 (the date of the Preferred Stock exchange) will be paid. Holders of approximately 18% of the Series A Preferred Stock did not exchange their shares and hence the Company will continue to incur and pay dividends on these shares, which will amount to an annual payout of $159,490, unless these shares are otherwise retired. The Company incurred $287,000 in professional fees and other costs relating to this transaction. Costs of $195,000 were expensed in the second quarter relating to the Common Stock Exchange. The remaining costs of $92,000 were capitalized as deferred financing costs and will be amortized over the 30-year life of the Trust Preferred Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         During the six months ended April 30, 2000, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         There have been no material changes in any of the legal proceedings discussed in the Company's 1999 Annual Report on Form 10-K, except as discussed below. See Item 3 "Legal Proceedings" of Form 10-K for a complete discussion.

         In December 1999, the Company executed a settlement agreement relating to a lawsuit in which the plaintiffs claimed ownership to numerous parcels of real property and certain personal property. The Company received quit claim deeds from the plaintiffs for all material parcels of real property and all of the personal property involved in the lawsuit. The lawsuit has been settled with no adverse financial effect on the Company.

         The Company is subject to other claims and suits in the ordinary course of business. In management's opinion, such currently pending legal proceedings and claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

Item 2. Changes in Securities and Use of Proceeds

         Effective February 1, 2000, the Company completed an exchange offer pursuant to which holders of the Company's Series A Preferred Stock (the "Preferred Stock") exchanged 681,150 shares of Preferred Stock for 1,702,875 shares of Common Stock and 326,300 shares of Preferred Stock for 326,300 shares of 9.5% Trust Preferred Securities issued by Sea Pines Associates Trust I, a Delaware business trust in which the Company owns all the outstanding Common Securities. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by
         Section 3(a)(9), as exchanges of securities by the Company with its existing shareholders. No commissions were paid in connection with such exchanges.

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters To A Vote of Security Holders

         a) The Annual Meeting of Shareholders of the Company was held at 3:00 p.m. (EST) on March 16, 2000.

         b) The following Directors of the Company were elected during the Annual Meeting:

                                           Affirmative               Abstaining
                                              Votes                     Votes
                                           -----------               ----------
         Paul B. Barringer, II              1,268,625                  10,500
         Norman P. Harberger                1,269,375                   9,750
         Michael E. Lawrence                1,267,125                  12,000
         Thomas C. Morton                   1,273,125                   6,000
         John A. Norlander                  1,273,125                   6,000
         Perry M. Parrott, Jr.              1,273,125                   6,000
         Robert W. Siler                    1,271,625                   7,500

         The following Directors' terms of office as Directors of the Company continued after the Annual Meeting:

         Angus Cotton
         Ralph L. Dupps, Jr.
         P.R. Easterlin, Jr.
         Charles W. Flynn
         James L. Gray
         John G. McGarty
         Arthur P. Sundry
         Joseph E. Vercellotti

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  See attached Exhibit Index

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEA PINES ASSOCIATES, INC.



Date:  June 14, 2000                    Norman P. Harberger
       -------------                    -------------------
                                        Norman P. Harberger
                                        Chairman (duly authorized officer)



Date:  June 14, 2000                    Thomas C. Morton
       -------------                    ----------------
                                        Thomas C. Morton
                                        Treasurer (principal financial officer)

                                 EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

Exhibit No.
-----------

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

3(d)              Amended Bylaws of Registrant Revised October 25, 1999
                           (Incorporated by reference to Exhibit 3(d) to Form 10-K filed January 27, 2000)

4(a)              First Amended and Restated Right Agreement
                           between Sea Pines Associates, Inc. and
                           EquiServe Trust Company, NA dated as of
                           August 23, 1993 and Amended and Restated as of July 20, 1999 (Incorporated by reference To Form 8A12G/A filed August 8, 1999)

4(b)              Certificate of Trust of Sea Pines Associates Trust I
                           dated December 14, 1999

4(c)              Trust Agreement dated December 14, 1999 by
                           Sea Pines Associates, Inc.

4(d)              Junior Subordinated Indenture dated
                           February 1, 2000 between Sea Pines
                           Associates, Inc. and First Union National Bank

4(e)              Guarantee Agreement dated February 1, 2000
                           between Sea Pines Associates, Inc.
                           and First Union National Bank

Exhibit No.
-----------

4(f)              Amended and Restated Trust Agreement
                           dated February 1, 2000 by
                           Sea Pines Associates, Inc.

10(a)             Adjustable Rate Promissory Note between Sea Pines
                           Company, Inc. and Carolina Center Building
                           Corp. dated October 31, 1996 (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1997)

10(b)             Mortgage Assignment and Security Agreement
                           between Sea Pines Company, Inc. and
                           Carolina Center Building Corp. date
                           October 31, 1996 (Incorporated by reference to
                           Exhibit 10(u) to Form 10-K filed January 29, 1997)

10(c)             Master Credit Agreement dated as of October 31, 1998
                           between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A.
                           (Incorporated by reference to Exhibit 10 (l) to Form 10-K filed January 29, 1999)

10(d)             Amended and Restated Term Note between Sea Pines
                           Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. in the principal sum of $18,500,000 dated October 31, 1998 with respect to the Credit Agreement in 10(c) above. (Incorporated by reference to Exhibit 10(m) to Form 10-K filed January 29, 1999)

10(e)             Amended and Restated Revolving Line of Credit Note between
                           Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. in the principal sum of $15,000,000 dated October 31, 1998 with respect to the Credit Agreement in 10(c) above. (Incorporated by reference to Exhibit 10(n) to Form 10-K filed January 29, 1999)

10(f)             Amended and Restated Seasonal Line of Credit Note between
                           Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. in the principal sum of $2,500,000 dated October 31, 1998 with respect to the Credit Agreement in 10(c) above. (Incorporated by reference to Exhibit 10(o) to Form 10-K filed January 29, 1999)

Exhibit No.
-----------

10(g)    Mortgage Modification and Restatement Agreement dated
                  October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank,
                  N.A. with respect to the note in 10(d) above. (Incorporated by reference to Exhibit 10(m) to Form 10-K filed January 29, 1999)

10(h)    Mortgage Modification and Restatement Agreement dated
                  October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank,
                  N.A. with respect to the note in 10(e) above. (Incorporated by reference to Exhibit 10(q) to Form 10-K filed January 29, 1999)

10(i)    Mortgage Modification and Restatement Agreement dated
                  October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank,
                  N.A. with respect to the note in 10(f) above. (Incorporated by reference to Exhibit 10 (r) to Form 10-K filed January 29, 1999)

10(j)    Swap Transaction confirmation between Sea Pines Company,
                  Inc. and Wachovia Bank, N.A. dated September 30, 1998. (Incorporated by reference to Exhibit 10(s) to Form 10-K filed January 29, 1999)

10(k)    License and Use Agreement dated June 30, 1998 between Sea
                  Pines Company, Inc. and CC-Hilton Head, Inc. (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29,
                  1999)

10(l)    Asset Purchase Agreement dated July 31, 1997 between
                  Sea Pines Senior Living Center, Inc. and
                  The Rogers Center, L.L.C. (Incorporated by reference to
                  Exhibit 10(w) to Form 10-K filed February 13, 1998)

10(m)    First Master Credit Agreement Modification Agreement
                  dated October 31, 1999 between Sea Pines Associates,
                  Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA (Incorporated by reference to Exhibit 10(m) to Form 10-K filed January 27, 2000)

Exhibit No.
-----------

10(n)    First Revolving Line of Credit Modification Agreement
                  dated October 31, 1999 between Sea Pines Associates,
                  Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA (Incorporated by reference to Exhibit 10(n) to Form 10-K filed January 27, 2000)

10(o)    First Seasonal Line of Credit Note Modification Agreement
                  dated December 20, 1999 between Sea Pines Associates,
                  Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA (Incorporated by reference to Exhibit 10(o) to Form 10-K filed January 27, 2000)

10(p)    First Term Note Modification Agreement dated December 20, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA (Incorporated by reference to
                  Exhibit 10(p) to Form 10-K filed January 27, 2000)

10(q)    Standard Form of Agreement between Owner and Contractor dated
                  June 17, 1999 between Sea Pines Company, Inc. and Harden Fraser Construction, Inc. (Incorporated by reference to
                  Exhibit 10(q) to Form 10-K filed January 27, 2000)

27       Financial Data Schedules (for SEC use only)

99.1     Safe Harbor Disclosure