Form 10-Q
period 2000-07-31
SEA PINES ASSOCIATES INC
filed 2000-09-14
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ended July 31, 2000
                           -------------

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

                                 Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of July 31, 2000 was 3,545,400.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                              Page
                                                                              ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of July 31, 2000 and October 31, 1999                                3 - 4

         Condensed Consolidated Statements of Operations for
         the Quarter and Nine Months Ended July 31, 2000 and 1999                 5

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months ended July 31, 2000 and 1999                         6

         Notes to Condensed Consolidated Financial Statements                7 - 11

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    12 - 21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk              21

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                       21

Item 2 - Changes in Securities and Use of Proceeds                               22

Item 3 - Defaults Upon Senior Securities                                         22

Item 4 - Submission of Matters To Vote of
           Security Holders                                                      22

Item 5 - Other Information                                                       22

Item 6 - Exhibits and Reports on Form 8-K                                        22

Signatures                                                                       23

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                             JULY 31,    OCTOBER 31,
                                                               2000         1999
                                                            (UNAUDITED)    (NOTE)
                                                          --------------------------
ASSETS
Current Assets:
  Cash and cash equivalents:
     Unrestricted                                             $   870     $   662
     Restricted                                                 3,962       2,380
                                                          --------------------------
                                                                4,832       3,042
  Accounts and notes receivable, net of allowance for
    doubtful accounts of $39 and $41 at July 31, 2000 and
    October 31, 1999, respectively                              1,086       1,189
  Income tax refund receivable                                    346         346
  Current portion of notes receivable                              56         373
  Inventories                                                     652         737
  Prepaid expenses                                                352         140
                                                          --------------------------
      Total current assets                                      7,324       5,827

Notes receivable, less current portion                          1,233       1,687
Deferred income taxes                                              --          83
Deferred financing costs, net                                     134          36
Other assets, net                                                  75          78
                                                          --------------------------
                                                                1,442       1,884
Real estate assets
  Construction in progress                                     10,937       6,575
  Operating properties, net                                    30,951      23,765
  Properties held for future development                        4,623       4,623
                                                          --------------------------
                                                               46,511      34,963
                                                          --------------------------
Total assets                                                  $55,277     $42,674
                                                          ==========================

Note: The condensed consolidated balance sheet at October 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                             JULY 31,    OCTOBER 31,
                                                               2000         1999
                                                            (UNAUDITED)    (NOTE)
                                                          --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                       $ 6,474     $ 3,300
  Advance deposits                                              2,983       2,155
  Current portion of deferred revenue                             399         537
  Income tax payable                                               70          --
  Current maturities of long-term debt                         29,683         400
                                                          --------------------------
Total current liabilities                                      39,609       6,392

Long-term debt                                                     --      19,483
Deferred revenue                                                  545         905
Company-obligated redeemable preferred securities of
  a subsidiary trust holding solely the Junior
  Subordinated Debentures                                       2,480          --
                                                          --------------------------
Total liabilities                                              42,634      26,780
                                                          --------------------------
Commitments and contingencies

Shareholders' equity:
  Series A cumulative preferred stock, no par value,
    2,000,000 shares authorized; 220,900 shares and
    1,228,350 shares issued and outstanding at
    July 31, 2000 and October 31, 1999, respectively
    (liquidation preference $1,678,840 and $9,335,460)          1,294       7,218
  Series B junior cumulative preferred stock, no par
    value, 20,000 shares authorized; none issued or
    outstanding                                                    --          --
  Common stock 23,000,000 shares authorized; 3,545,400
    shares and 1,842,525 shares issued and outstanding at
    July 31, 2000 and October 31, 1999, respectively            7,343       2,166
  Retained earnings                                             4,006       6,510
                                                          --------------------------
Total shareholders' equity                                     12,643      15,894
                                                          --------------------------
Total liabilities and shareholders' equity                    $55,277     $42,674
                                                          ==========================

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

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                QUARTER ENDED             NINE MONTHS ENDED
                                                   JULY 31,                   JULY 31,
                                              2000          1999          2000          1999
                                           (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                         ---------------------------------------------------------
Revenues                                     $ 15,017      $ 14,786      $ 37,660      $ 34,725

Cost and expenses:
   Cost of revenues                            11,643        10,271        28,340        24,025
   Sales and marketing expenses                   660           609         2,053         1,854
   General and administrative expenses          1,441         1,546         4,421         4,342
   Depreciation and amortization                  436           313         1,143           919
                                         ---------------------------------------------------------
       Total costs and expenses                14,180        12,739        35,957        31,140
                                         ---------------------------------------------------------
Income from operations                            837         2,047         1,703         3,585

Other income (expense):
   Interest income                                 36            51            97           112
   Interest expense                              (412)         (296)       (1,019)         (916)
   Gain (loss) on sale of assets                 (130)          524          (130)          524
   Exchange offer costs                            (6)           --          (201)           --
                                         ---------------------------------------------------------
     Total other income (expense)                (512)          279        (1,253)         (280)
                                         ---------------------------------------------------------
Income before income taxes                        325         2,326           450         3,305

Income tax provision                              111           791           153         1,124
                                         ---------------------------------------------------------
Net income                                        214         1,535           297         2,181

Preferred stock dividend requirement              (40)         (222)         (302)         (667)
                                         ---------------------------------------------------------
Net income (loss) attributable to common
   stock                                     $    174      $  1,313      $     (5)     $  1,514
                                         =========================================================
Per share of common stock
  Net income                                 $   0.05      $   0.71      $   0.00      $   0.82
                                         =========================================================


 See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                   NINE MONTHS ENDED
                                                                        JULY 31,
                                                                   2000          1999
                                                                (UNAUDITED)   (UNAUDITED)
                                                              -----------------------------
Cash Flows From Operating Activities:
   Net Income                                                     $    297      $ 2,181
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                   1,143          919
     Loss on sale of assets                                           (130)          --
     Deferred revenue                                                 (498)         (28)
     Allowance for doubtful accounts                                    (2)           5
     Deferred income taxes                                              83           --
   Changes in assets and liabilities:
     Restricted cash                                                (1,582)      (1,909)
     Accounts and notes receivable                                     876           18
     Inventories                                                        85          (17)
     Prepaid expenses                                                 (212)        (199)
     Other assets                                                      (95)          34
     Accounts payable and accrued expenses                           2,769        1,900
     Advance deposits                                                  828          739
     Income taxes payable                                               70           11
                                                              -----------------------------
Net cash provided by operating activities                            3,632        3,654
                                                              -----------------------------
Cash Flows from Investing Activities:
   Capital expenditures and property acquisitions                  (12,561)      (4,399)
   Proceeds from sale of assets                                         --          524
                                                              -----------------------------
Net cash used in investing activities                              (12,561)      (3,875)
                                                              -----------------------------
Cash Flows from Financing Activities:
  Additional borrowing on long-term debt                             9,800        1,341
  Borrowings on line of credit                                          --         (184)
  Dividends paid                                                      (663)        (667)
                                                              -----------------------------
Net cash provided by financing activities                            9,137          490
                                                              -----------------------------
Net increase in unrestricted cash and cash equivalents                 208          269

Unrestricted cash and cash equivalents at beginning of period          662          591
                                                              -----------------------------
Unrestricted cash and cash equivalents at end of period           $    870      $   860
                                                              =============================

 See accompanying notes

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       JULY 31, 2000 AND OCTOBER 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ended October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                         July 31,       October 31,
                                           2000            1999
                                           ----            ----
Merchandise                                $504            $628
Supplies, parts and accessories              36              37
Food and beverages                           80              44
Other                                        32              28
                                           ----            ----
                                           $652            $737
                                           ====            ====

NOTE 3- OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):

                                                                                               July 31,     October 31,
                                                                                                 2000          1999
                                                                                               --------      --------
Land and land Improvements                                                                     $ 20,834      $ 19,047
Buildings                                                                                        14,034         8,466
Machinery and equipment                                                                           7,921         7,308
                                                                                               --------      --------
                                                                                                 42,789        34,821
Less - Accumulated depreciation                                                                 (11,838)      (11,056)
                                                                                               --------      --------
                                                                                               $ 30,951      $ 23,765
                                                                                               ========      ========

NOTE 4 - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars):

                                                                                               July 31,     October 31,
                                                                                                 2000          1999
                                                                                               --------      --------
Term note payable to bank, bearing interest at various London Interbank Offered
Rates (LIBOR) 6.645% at July 31, 2000, plus 1.25% to 1.5% collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $66,602 in 2000 to $220,979 in
2008. Interest is payable monthly. The note matures November 1, 2008.                          $ 17,933      $ 18,133

$18.3 million revolving line of credit to bank, pre-approved for use in construction of the Company's inn, conference center and golf course renovation, bearing interest at various London Interbank Offered Rates (LIBOR) at 6.645%
July 31, 2000, plus 1.25% to 1.5% collateralized by substantially all assets
of the Company. Interest is payable monthly. The line matures October 31, 2003.                  11,750         1,750
                                                                                               --------      --------
Less current portion of long-term debt                                                           29,683        19,883
Total long-term debt                                                                            (29,683)         (400)
                                                                                               --------      --------
                                                                                               $     --      $ 19,483
                                                                                               ========      ========

Under the terms of the Master Credit Agreement with the bank, the Company is required to maintain certain financial covenants which are calculated on a quarterly basis. The Company did not meet its requirement for one of these financial covenants for the third quarter ended July 31, 2000 and has received a waiver from the bank for this non-compliance through July 31, 2000. Because the Company does not expect to meet these financial covenants in future quarters, the Company has classified all of its outstanding debt as current maturities of long-term debt on its balance sheet as of July 31, 2000. The Company is currently renegotiating a modification to these required financial covenants and expects to complete this modification prior to its fiscal year-end on October 31, 2000.

In addition, the Company maintains a $4,500,000 seasonal line of credit (the "Seasonal Line") with the same bank. Interest is payable monthly at LIBOR plus 1.5% and the Seasonal Line expires October 31, 2003. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. There was no outstanding balance as of July 31, 2000.

NOTE 5 - EARNINGS PER SHARE

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

NOTE 6 - PREFERRED STOCK EXCHANGE OFFERING

Effective February 1, 2000, the Company completed its Exchange Offer pursuant to the December 21, 1999 Exchange Offer Prospectus. The Exchange Offer allowed holders of the Company's Series A Preferred Stock to exchange each preferred share for either 2 1/2 shares of the Company's common stock or an equivalent number of new 9.5% Company-obligated redeemable preferred securities of a subsidiary trust holding solely the Junior Subordinated Debentures ("Trust Preferred Securities") issued by Sea Pines Associates, Inc. Holders of approximately 56% of the preferred stock exchanged their shares for Common Stock. Holders of approximately 26% of the preferred stock exchanged their shares for the new Trust Preferred Security. Holders of approximately 18% of the Series A Preferred Stock did not exchange their shares.

In conjunction with the Exchange Offer, the Company declared a cash payment of $0.722 per share to be paid only to holders of record of Series A Preferred Stock who exchanged shares of Series A Preferred Stock in the Exchange Offer. This dividend will be paid in four approximately equal quarterly installments, the first two of which were paid on April 17, 2000 and July 17, 2000. Additional quarterly installments will be paid on October 17, 2000 and January 15, 2001.

The Company incurred approximately $293,000 in professional fees and other costs relating to this transaction. Costs of $201,000 have been expensed relating to the Common Stock Exchange. The remaining costs of $92,000 were capitalized as deferred financing costs and will be amortized over the 30-year life of the Trust Preferred Securities.

The Trust Preferred Securities bear interest at 9.5% per annum with payments due quarterly, nine months in arrears. The first interest payment is payable January 31, 2001. The Trust Preferred Securities mature on January 31, 2030. The Company has the right to redeem the Trust Preferred Securities on or after January 31, 2003 as specified in the indenture agreement. The Trust Preferred Securities are subordinate in right of payment to all senior debt of the Company.

NOTE 7 - BUSINESS SEGMENT INFORMATION

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

The Company evaluates performance and allocates resources based on earnings before interest, depreciation and other non-cash items. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies (Note 1). All inter-company transactions between segments have been eliminated upon consolidation.

Segment information as of and for the quarter and nine months ended July 31, 2000 and 1999 are as follows: (amounts in thousands)


                                                  QUARTER ENDED           NINE MONTHS ENDED
                                                     JULY 31,                  JULY 31,
                                                2000          1999         2000         1999
                                             (UNAUDITED)   (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
                                           --------------------------------------------------------
Revenues:
   Resort                                      $  9,757      $10,111     $ 23,573      $21,735
   Real estate brokerage                          5,260        4,675       14,087       12,990
                                           --------------------------------------------------------
                                               $ 15,017      $14,786     $ 37,660      $34,725
                                           ========================================================
Interest expense:
   Resort                                      $    412      $   296     $  1,019      $   916
                                           ========================================================
Depreciation and amortization expense:
   Resort                                      $    421      $   302     $  1,101      $   888
   Real estate brokerage                             15           11           42           31
                                           --------------------------------------------------------
                                               $    436      $   313     $  1,143      $   919
                                           ========================================================
Segment income (loss) before income taxes:
   Resort                                      $    (98)     $ 1,714     $   (593)     $ 1,725
   Real estate brokerage                            423          612        1,043        1,580
                                           --------------------------------------------------------
                                               $    325      $ 2,326     $    450      $ 3,305
                                           ========================================================
Identifiable assets:
   Resort                                      $ 52,368      $39,964     $ 52,368      $39,964
   Real estate brokerage                          2,909        2,710        2,909        2,710
                                           --------------------------------------------------------
                                               $ 55,277      $42,674     $ 55,277      $42,674
                                           ========================================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company's operations are conducted primarily through two wholly-owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a racquet club facility, a home and villa rental management business, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with sixteen offices serving Hilton Head Island and its neighboring communities.

Results of Operations for 3rd Quarter 2000 as Compared with 3rd Quarter 1999

Revenues for the third quarter 2000 totaled $15,017,000, a 1.6% increase over third quarter 1999 revenues, while income from operations declined 59.1% during the same period. The revenue increase is summarized as follows (amounts in thousands):

                               3rd Qtr.    3rd Qtr.
                                 2000        1999        Change
                               -------     --------      -------
Revenues:
  Resort
           Lodging             $ 5,538     $  5,132      $   406
           Golf                  2,311        3,479       (1,168)
           Food & beverage       1,079          489          590
           Other resort            829        1,011         (182)
                               -------     --------      -------
                                 9,757       10,111         (354)

Real estate brokerage            5,260        4,675          585
                               -------     --------      -------
Total revenues                 $15,017     $ 14,786      $   231
                               =======     ========      =======

Lodging revenues from the Company's home and villa rental management operation increased by $406,000, or 7.9%, during the third quarter 2000 as compared with the third quarter 1999. This increase is primarily the result of increased lodging rates in fiscal year 2000. The average daily rate was $193.20 through July 31, 2000, an 8.2% increase over 1999.

Golf revenues declined by $1,168,000, or 33.6%, during the third quarter 2000 as compared with the third quarter 1999. This significant decline in revenues is the result of the closure of the Harbour Town Golf Links for a major renovation project. The golf course was closed in May 2000 for a complete renovation of the greens, tees, bunkers and cart paths and is expected to reopen during the first quarter 2001.

Food and beverage revenues totaled $1,079,000 in the third quarter 2000, a $590,000 increase over third quarter 1999 or 120.7%. The Company took over operational control of its food and beverage facilities in June 1999. Prior to June 1999, these facilities were leased to independent operators. The increase in food and beverage revenues is the result of this change in operational control.

Other resort revenues declined by $182,000, or 18.0%, during the third quarter 2000 as compared with the third quarter 1999. This decrease is attributed to a reduction in commercial rental revenues resulting from the change in food and beverage operations as discussed above.

Real estate brokerage revenues increased by $585,000, or 12.5%, during the third quarter 2000 as compared with the same period last year. This increase in real estate brokerage revenues reflects both the continued strength in market demand and continued appreciation in property values within the Hilton Head Island market area.

Income from operations totaled $714,000 in the third quarter 2000, a $1,333,000 decline, or 65.1%, over the same period in 1999. This significant decline is summarized as follows (amounts in thousands):

                                  3rd Qtr.     3rd Qtr.
                                    2000         1999        Change
                                   -------      -------      -------
Income (loss) from operations:
  Resort
           Lodging                 $ 1,164      $ 1,015      $   149
           Golf                        932        1,912         (980)
           Food & beverage             (44)         (59)          15
           Other resort             (1,623)      (1,422)        (201)
                                   -------      -------      -------
                                       429        1,446       (1,017)

Real estate brokerage                  408          601         (193)
                                   -------      -------      -------
Total income from operations       $   837      $ 2,047      $ 1,210
                                   =======      =======      =======

Income from lodging operations increased by $149,000, or 14.7%, during the third quarter 2000 as compared with the third quarter 1999. This increase is attributed to the increase in lodging revenues reduced by the applicable cost of these revenues.

Income from golf operations significantly declined by $980,000, or 51.3%, during the third quarter 2000 as compared with the same period last year. This decline is the result of the closure of the Harbour Town Golf Links for a major renovation project as previously discussed.

The Company's food and beverage operation produced an operating loss of $44,000 during the third quarter 2000, an improvement of $15,000, or 25.4%, over the loss incurred during the third quarter 1999.

Other resort departments include general and administrative costs along with tennis operations and other recreational operations. These departments produced an operating loss of $1,623,000 during the third quarter 2000, a 14.1% increase over the loss incurred in the third quarter 1999. Several factors caused this increase in operating loss, including: the reduction in commercial rental revenues as previous discussed; an increase in conference sales costs due to expanded marketing efforts relating to the new Harbour Town Conference Center which opened in April 2000; and, an increase in certain other general and administrative costs.

Income from real estate brokerage operations declined by $193,000, or 32.11%, in the third quarter 2000 as compared with the third quarter 1999. This decline in income from operations is the result of an increase in cost of revenues and an increase in payroll and operating expenses. Cost of real estate brokerage revenues increased by $607,000, or 20.9%, resulting from an increase in revenue volume and a 5.2% increase in the cost of revenue percentage. The average commissions paid to the Company's real estate agents as a percentage of revenue increased from 68.6% in the third quarter of 1999 to 73.8% in the third quarter of 2000. Payroll and operating expenses relating to the real estate brokerage operations increased by $108,000, or 12.5%, in the third quarter 2000 as compared with the same period last year. These cost increases primarily result from the opening of several new real estate offices in 1999 and 2000.

Consolidated cost of revenues increased by $1,372,000, or 13.4%, during the third quarter 2000 as compared to the same period last year. This increase is attributable to volume increases in lodging revenues and real estate brokerage, an increase in the average commission paid to real estate agents, and the addition of food and beverage costs resulting from the operational change as previously discussed.

Sales and marketing expenses increased by $51,000, or 8.4%, during the third quarter 2000 as compared with the third quarter 1999. This increase results from costs associated with additional marketing efforts of the Company's food and beverage operations and conference sales.

General and administrative expenses decreased by $105,000, or 6.8%, during the third quarter 2000 as compared with the third quarter 1999.

Depreciation and amortization costs increased by $123,000, or 39.3%, during the third quarter 2000 as compared with the same period last year. This increase results from depreciation of the Company's new Harbour Town Conference Center and the renovation project completed at Sea Pines Racquet Club in April 2000.

Interest income remained relatively constant at $36,000 and $51,000 for the third quarter of 2000 and 1999, respectively. Interest expense increased by $116,000, or 39.2%, during the third quarter 2000 as compared with the same period last year. This increase is attributable to interest on the new Trust Preferred Securities which were issued by the Company in February 2000 in connection with the Exchange Offer and an increase in outstanding debt from the building projects currently under construction.

A loss of $130,000 from the disposal of assets associated with the renovation of the Harbour Town Golf Links was recorded in the third quarter 2000. A gain of $524,000 from the sale of the South Beach swimming pool was recorded in the third quarter 1999.

Results of Operations for Nine Months of 2000 as Compared with Nine Months of
1999

Revenues for the nine months of 2000 totaled $37,660,000, an 8.4% increase over nine months of 1999 revenues, while income from operations declined 52.5% during the same period. The revenue increase is summarized as follows (amounts in thousands):

                               Nine Months  Nine Months
                                   2000        1999      Change
                                 -------     -------     -------
Revenues:
  Resort
         Lodging                 $ 9,684     $ 8,711     $   973
         Golf                      8,014       8,937        (923)
         Food & beverage           2,730         718       2,012
         Other resort              3,145       3,141           4
                                 -------     -------     -------
                                  23,573      21,507       2,066

Real estate brokerage             14,087      13,218         869
                                 -------     -------     -------
Total revenues                   $37,660     $34,725     $ 2,935
                                 =======     =======     =======

Lodging revenues from the Company's home and villa rental management operation increased by $973,000, or 11.1%, during the nine months of 2000 as compared with the nine months of 1999. This increase is primarily the result of increased lodging rates in fiscal year 2000. The average daily rate was $193.20 through July 31, 2000, an 8.2% increase over 1999.

Golf revenues declined by $923,000, or 10.3%, during the nine months of 2000 as compared with the nine months of 1999. This significant decline in revenues is the result of the closure of the Harbour Town Golf Links for a major renovation project. The golf course was closed in May 2000 for a complete renovation of the greens, tees, bunkers and cart paths and is expected to reopen during the first quarter 2001.

Food and beverage revenues totaled $2,730,000 in the nine months of 2000, a $2,012,000 increase over 1999, or 280.2%. The Company took over operational control of its food and beverage facilities in June 1999. Prior to June 1999, these facilities were leased to independent operators. The increase in food and beverage revenues is the result of this change in operational control.

Other resort revenues increased by $4,000, or .13%, during the nine months of 2000 as compared with the nine months of 1999.

Real estate brokerage revenues increased by $869,000, or 6.6%, during the nine months of 2000 as compared with the same period last year. This increase in real estate brokerage revenues reflects both the continued strength in market demand and continued appreciation in property values within the Hilton Head Island market area.

Income from operations totaled $1,703,000 in the nine months of 2000, a $1,882,000 decline, or 52.5%, over the same period in 1999. This significant decline is summarized as follows (amounts in thousands):

                               Nine Months  Nine Months
                                   2000        1999      Change
                                 -------     -------     -------
Income (loss) from operations:
  Resort
         Lodging                 $ 1,511     $ 1,273    $    238
         Golf                      3,577       4,564        (987)
         Food & beverage            (190)       (146)        (44)
         Other resort             (4,238)     (3,686)       (552)
                                 -------     -------     -------
                                     660       2,005      (1,345)

Real estate brokerage              1,043       1,580        (537)
                                 -------     -------     -------
Total income from operations     $ 1,703     $ 3,585     $ (1882)
                                 =======     =======     =======

Income from lodging operations increased by $238,000, or 18.7%, during the nine months of 2000 as compared with the nine months of 1999. This increase is attributed to the increase in lodging revenues reduced by the applicable cost of these revenues.

Income from golf operations significantly declined by $987,000, or 21.6%, during the nine months of 2000 as compared with the same period last year. This decline is the result of the closure of the Harbour Town Golf Links for a major renovation project as previously discussed.

The Company's food and beverage operation produced an operating loss of $190,000 during the nine months of 2000, as compared to the $146,000 loss incurred during the nine months of 1999.

Other resort departments include general and administrative costs along with tennis operations and other recreational operations. These departments produced an operating loss of $4,238,000 during the nine months of 2000, a 14.9% increase over the loss incurred in the nine months of 1999. Several factors caused this increase in operating loss, including: the reduction in commercial rental revenues as previously discussed; an increase in conference sales costs due to expanded marketing efforts relating to the new Harbour Town Conference Center which opened in April 2000; and an increase in certain other general and administrative costs.

Income from real estate brokerage operations declined by $537,000, or 33.9%, in the nine months of 2000 as compared with the nine months of 1999. This decline in income from operations is the result of an increase in cost of revenues and an increase in payroll and operating expenses. Cost of real estate brokerage revenues increased by $1,179,000, or 12.9%, resulting from an increase in revenue volume and a 3.0% increase in the cost of revenue percentage. The average commissions paid to the Company's real estate agents as a percentage of revenue increased from 69.9% in the nine months of 1999 to 72.9% in the nine months of 2000. Payroll and operating expenses relating to the real estate brokerage operations increased by $455,000, or 19.6%, in the nine months of 2000 as compared with the same period last year. These cost increases primarily result from the opening of several new real estate offices in 1999 and 2000.

Consolidated cost of revenues increased by $4,315,000, or 17.9%, during the nine months of 2000 as compared to the same period last year. This increase is attributable to volume increases in lodging revenues and real estate brokerage, an increase in the average commission paid to real estate agents, and the addition of food and beverage costs resulting from the operational change as previously discussed.

Sales and marketing expenses increased by $199,000, or 10.7%, during the nine months of 2000 as compared with the nine months of 1999. This increase results from costs associated with additional marketing efforts of the Company's food and beverage operations and conference sales.

General and administrative expenses increased by $79,000, or 1.8%, during the nine months of 2000 as compared with the nine months of 1999.

Depreciation and amortization costs increased by $224,000, or 24.4%, during the nine months of 2000 as compared with the same period last year. This increase results from depreciation of the Company's new Harbour Town Conference Center and the renovation project completed at Sea Pines Racquet Club in April 2000.

Interest income remained relatively constant at $97,000 and $112,000 for the nine months of 2000 and 1999, respectively. Interest expense increased by $103,000, or 11.2%, during the nine months of 2000 as compared with the same period last year. This increase is attributable to interest on the new Trust Preferred Securities which were issued by the Company in February 2000 in connection with the Exchange Offer and an increase in outstanding debt from the building projects currently under construction.

A loss of $130,000 from the disposal of assets associated with the renovation of the Harbour Town Golf Links was recorded in the third quarter 2000. A gain of $524,000 from the sale of the South Beach swimming pool was recorded in the third quarter 1999.

Liquidity and Capital Resources

The Company's financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through March has historically been the Company's lowest resort revenue and real estate sales season and the period from April through October has historically been the Company's highest season.

Cash and cash equivalents increased by $1,790,000 during the third quarter of 2000 and totaled $4,832,000 at July 31, 2000, $3,962,000 of which was restricted. The Company's working capital deficit increased by $30,179,000 in the third quarter resulting in a working capital deficit of $32,285,000 at July 31, 2000.

Under the terms of the Master Credit Agreement with the bank, the Company is required to maintain certain financial covenants which are calculated on a quarterly basis. The Company did not meet its requirement for one of these financial covenants for the third quarter ended July 31, 2000 and has received a waiver from the bank for this non-compliance through July 31, 2000. Because the Company does not expect to meet these financial covenants in future quarters, the Company has classified all of its outstanding debt as current maturities of long-term debt on its balance sheet as of July 31, 2000. The Company is currently renegotiating a modification to these required financial covenants and expects to complete this modification prior to its fiscal year-end on October 31, 2000.

Under a Master Credit Agreement with its principal corporate lender, the Company maintains a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these facilities total $40,933,000 of which $29,683,000 was outstanding at July 31, 2000.

The term loan in the principal sum of $18,500,000 matures on October 31, 2008. As of July 31, 2000, $17,933,000 was outstanding under the term loan.

An $18,300,000 revolving line of credit is maintained by the Company and primarily used to fund its capital projects. The bank has approved $15,000,000 of the line for use in the construction of the Company's inn, conference center and racquet club renovations. The remaining $3,300,000 has been approved for use in the Harbour Town Golf Links renovation. As of July 31, 2000, $11,750,000 was outstanding under the revolving line of credit.

The seasonal line of credit in the amount of $4,500,000 is designed to meet cash requirements during the Company's off-season winter months. As of July 31, 2000, the seasonal line of credit had no outstanding balance.

Preferred stock dividends are declared and paid one year in arrears. At its December 13, 1999 Board of Directors meeting, the Company declared a cash dividend to holders of record on January 4, 2000, April 3, 2000, July 3, 2000 and October 2, 2000 of Series A Cumulative Preferred Stock of $0.722 per share. This dividend is payable in equal quarterly installments of approximately $0.181 per share, the first three of which were paid on January 17, 2000, April 17, 2000 and July 17, 2000. An additional quarterly installment will be paid on October 17, 2000 to shareholders of record on October 2, 2000, and represents the accrued dividend for the fiscal year ended October 31, 1999. Declared, but unpaid, amounts are recorded as dividends payable. In conjunction with the Exchange Offer, the Company also declared a cash payment of $0.722 per share to be paid only to holders of record of Series A Preferred Stock who exchanged shares of Series A Preferred Stock in the Exchange Offer. This payment will be made in four approximately equal quarterly installments, the first two of which were paid on April 17, 2000 and July 17, 2000. Additional quarterly installments will be paid on October 17, 2000 and January 15, 2001.

Business Outlook and Recent Developments

Construction Project:

The Company began a significant construction and renovation project in fiscal year 1999 involving several of the Company's existing facilities and the construction of new facilities in the Harbour Town area within Sea Pines. The project includes the construction of a new inn and a new conference center, and the renovation of the Sea Pines Racquet Club and the Harbour Town Golf Links. All four components of this project are expected to be completed in fiscal year 2000 or fiscal year 2001. Construction costs of the project are estimated to total $20,715,000. As of July 31, 2000, construction costs incurred to date have totaled $15,915,000.

The Inn at Harbour Town will be a 47,000 square-foot building featuring 60 inn rooms and will be adjacent to and provide views of the Harbour Town Golf Links. Construction costs of the Inn at Harbour Town are estimated to total $10,821,000. As of July 31, 2000, construction costs incurred to date have totaled $6,873,000. Completion of the Inn at Harbour Town is expected during the first quarter of fiscal year 2001.

The Harbour Town Conference Center is a 16,000 square-foot building adjacent to the Company's existing Harbour Town Clubhouse. Construction of the Harbour Town Conference Center was completed on April 1, 2000 at a total cost of $5,555,000.

The renovation of the Sea Pines Racquet Club involves a reconfiguration and reconstruction of the tennis court facilities, landscaping and surrounding area. The renovation of the Sea Pines Racquet Club was completed during the second quarter of 2000 at a total cost of $1,189,000, of which $1,071,000 had been billed and paid as of July 31, 2000.

The renovation of the Harbour Town Golf Links began during May 2000 and includes a significant reconstruction of the greens, tees, bunkers and cart paths. Renovation costs of the Harbour Town Golf Links are estimated to total $3,150,000. As of July 31, 2000, $2,413,000 has been incurred. The golf course is closed during the renovation and grow-in period and is expected to reopen for play during the first quarter of 2001. The closure of the golf course will result in lower golf revenues and significantly lower earnings for the Company during this period. This golf course is currently expected to be closed for approximately eight months.

Family Circle Cup:

The Family Circle Cup, a tier-one women's professional tennis tournament, moved to Charleston following the April 2000 tournament. Sea Pines has hosted the event since its inception in 1973. While the Company regrets the change in venue, it believes the move will have a minimal impact on its ongoing operations. The tournament has been held during the height of the spring tourism season, and the Company believes that tournament revenues can be replaced during this period with additional social and group lodging revenue. It is, however, difficult to measure any impact that might result from the loss of the extensive media coverage and exposure provided during the tournament.

Exchange Offer:

Effective February 1, 2000, the Company completed its Exchange Offer pursuant to the December 21, 1999 Exchange Offer Prospectus. The Exchange Offer allowed holders of the Company's Series A Preferred Stock to exchange each preferred share for either 2 1/2 shares of the Company's common stock or an equivalent number of new 9.5% Company-obligated redeemable preferred securities of a subsidiary trust holding solely the Junior Subordinated Debentures ("Trust Preferred Securities") issued by Sea Pines Associates, Inc. The purpose of the Exchange Offer was to refinance Series A Preferred Stock. Holders of approximately 56% of the preferred stock exchanged their shares for Common Stock. Holders of approximately 26% of the preferred stock exchanged their shares for the new Trust Preferred Security. This refinancing benefits the Company in two ways: (i) to the extent shares of Series A Preferred Stock were exchanged for the Trust Preferred Securities, the Company will be able to deduct interest payable on these Junior Subordinated Debentures for income tax purposes, while dividends on shares of Series A Preferred Stock were not tax deductible, and (ii) to the extent shares of Series A Preferred Stock were exchanged for Common Stock, which do not currently pay a dividend, the Company's quarterly cash payment obligation will be eliminated.

As a result of the exchange, the Company's annual Preferred Stock dividend requirement will decrease by $727,000. Interest payments on the new Trust Preferred Securities will require $152,000 of annual cash flow, including approximately $79,000 in income tax savings. Because the Preferred Stock dividend is paid in arrears, the Company will continue to make quarterly payments on all Preferred Stock shares until January 15, 2001, when the dividend for the period ended January 31, 2000 (the date of the Preferred Stock exchange) will be paid. Holders of approximately 18% of the Series A Preferred Stock did not exchange their shares and hence the Company will continue to incur and pay dividends on these shares, which will amount to an annual payment of $159,490, unless these shares are otherwise retired. The Company incurred $293,000 in professional fees and other costs relating to this transaction. Costs of $201,000 were expensed relating to the Common Stock Exchange. The remaining costs of $92,000 were capitalized as deferred financing costs and will be amortized over the 30-year life of the Trust Preferred Securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended July 31, 2000, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended October 31, 1999.

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


                                    SEA PINES ASSOCIATES, INC.



Date:  September 14, 2000           s/ Norman P. Harberger
       ------------------           --------------------------------------------
                                    Norman P. Harberger
                                    Chairman (duly authorized officer)



Date:  September 14, 2000           s/ Thomas C. Morton
       ------------------           --------------------------------------------
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

4(b)              Certificate of Trust of Sea Pines Associates Trust I
                           dated December 14, 1999 (Incorporated by
                           reference to Form 10-Q filed June 14, 2000)

4(c)              Trust Agreement dated December 14, 1999 by
                           Sea Pines Associates, Inc. (Incorporated by
                           reference to Form 10-Q filed June 14, 2000)

4(d)              Junior Subordinated Indenture dated
                           February 1, 2000 between Sea Pines
                           Associates, Inc. and First Union National Bank
                           (Incorporated by reference to Form 10-Q filed
                           June 14, 2000)

Exhibit No.
-----------
4(e)              Guarantee Agreement dated February 1, 2000
                           between Sea Pines Associates, Inc.
                           and First Union National Bank (Incorporated by
                           reference to Form 10-Q filed June 14, 2000)

4(f)              Amended and Restated Trust Agreement
                           dated February 1, 2000 by
                           Sea Pines Associates, Inc. (Incorporated by
                           reference to Form 10-Q filed June 14, 2000)

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

Exhibit No.
-----------
10(f)             Amended and Restated Seasonal Line of Credit Note between
                           Sea Pines Associates, Inc. and Sea Pines Company, Inc.
                           and Wachovia Bank, N.A. in the principal sum of
                           $2,500,000 dated October 31, 1998 with respect to the
                           Credit Agreement in 10(c) above.  (Incorporated by reference to Exhibit 10(o) to Form 10-K filed January 29, 1999)

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