Form 10-K
period 2000-10-31
SEA PINES ASSOCIATES INC
filed 2001-01-29
CIK 846926

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended October 31, 2000       Commission file number: 0-17517


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

                                 Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         There is presently no established public trading market for shares of the registrant's common stock, no par value, and there has been very limited trading in such shares since their original issuance in 1987. Accordingly, trading activity in the common stock of the registrant does not currently represent a reliable indicator of the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant and the registrant is unable to estimate such value.

         The number of shares outstanding of the registrant's common stock as of January 20, 2001 was 3,545,400.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement in connection with its 2001 Annual Meeting of Shareholders to be held on March 19, 2001 are incorporated by reference into Part III.

                                     PART I

THIS REPORT ON FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED , AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. THE INVESTMENT COMMUNITY IS CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH IN THIS REPORT, AND THOSE CONTAINED IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS REPORT ON FORM 10-K, WHICH FACTORS ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


ITEM 1.  BUSINESS.

         (a) GENERAL DEVELOPMENT OF BUSINESS. Sea Pines Associates, Inc. was incorporated under South Carolina law on May 4, 1987. As used in this report on Form 10-K, except where the context otherwise indicates, the "Company" means Sea Pines Associates, Inc. and its subsidiaries. The Company was principally organized to acquire, own and operate certain resort assets located in Sea Pines, a 5,300-acre master planned resort community on Hilton Head Island, South Carolina.

         Subsidiaries of the Company include Sea Pines Company, Inc. ("SPC"), Sea Pines Real Estate Company, Inc. ("SPREC"), Sea Pines Associates Trust I, and Fifth Golf Course Club, Inc., all of which are wholly- owned.

         SPC is a full-service resort, which owns and operates the Inn at Harbour Town, three golf courses, tennis and various other recreational facilities, home and villa rental management, and food and beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate on Hilton Head Island and its neighboring communities. Fifth Golf Course Club, Inc. owns certain acreage which could be used for outdoor recreation.

         (b) FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS. See Note 14 to the consolidated financial statements contained elsewhere herein for business segment information.

         (c) NARRATIVE DESCRIPTION OF BUSINESS. The Company=s operations were conducted primarily in two reportable business segments for the year ended October 31, 2000. These segments are organized by the type of operations: (1) resort operations, including home and villa rental management operations, golf course operations, food and beverage operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head, South Carolina area.

                  1. RESORT OPERATIONS. Resort operations consist primarily of the operation of three resort golf courses, a racquet club facility, a home and villa rental management company, retail outlets, food service operations, and other recreational facilities. For fiscal year 2000, resort operations accounted for approximately $29,670,000 (61%) of the Company=s total revenues, with golf and tennis activities responsible for revenues of approximately $12,710,000 (26%) and home and villa rental management activities responsible for revenues of approximately $12,436,000 (25%). For fiscal year 1999, resort operations accounted for approximately $28,941,000 (62%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $14,891,000 (32%) and home and villa rental management activities responsible for revenues of approximately $11,471,000 (25%). For fiscal year 1998, resort operations accounted for approximately $26,554,000 (69%) of the Company's total revenues, with golf and tennis activities responsible for revenues of approximately $13,353,433 (35%) and home and villa rental management activities responsible for revenues of approximately $10,168,000 (26%).

         During each of the fiscal years 2000, 1999 and 1998, approximately 70% of golf and tennis revenues and 100% of home and villa rentals were derived from vacation and conference use at Sea Pines. The remaining golf and tennis revenues, approximately 30%, were generated from Hilton Head Island residents. As a result, the Company believes its future success is dependent upon Hilton Head (in general) and Sea Pines (in particular) continuing to be considered as prime destination resort areas, with appropriate lodging and conference facilities.

         During fiscal years 2000, 1999 and 1998, residents and vacationers utilizing accommodations at Sea Pines accounted for approximately 85% of the use of the Company's golf and tennis facilities, with the remainder attributable to use by persons residing outside Sea Pines. Fees charged to the general public for use of the Company's facilities are typically higher than the fees charged to persons residing within Sea Pines. The Company is also a party to certain use and access agreements with several developments and hotels located both inside and outside of Sea Pines. These agreements generally provide the guests of those particular developments and hotels with access to the Company's facilities at rates slightly lower than those available to the general public. In addition, the Company will occasionally offer special discounts and package rates as part of its ongoing promotional activities.

         Vacation use is seasonal with the highest period being from March through November and the lowest period from December through February. In spite of reduced levels of use during the non-peak period, the Company continues to experience substantial fixed costs, such as payroll and occupancy costs.

         The Company believes that its resort operations are relatively stable. Economic conditions and other factors which adversely affect tourism on Hilton Head in general may have a negative impact on the resort operations of the Company. Because of its location on the Atlantic coast, Hilton Head is susceptible to adverse weather conditions and resulting damage from hurricanes, as well as the potential for damage from a major oil or hazardous waste spill. Although the Island's location away from major oil drilling operations and industrial sites greatly reduces the risk of the latter occurrence, there can be no assurance that such damage will not occur in the future. The Company maintains property and casualty insurance in amounts that it believes to be adequate including coverage for business interruption. Furthermore, access to the Company's facilities is dependent upon adequate means of transportation at a reasonable cost. In the future, fuel shortages, increases in fuel costs and other events which might inhibit or restrict airplane or automobile travel could have a negative impact on the Company's operations, depending on the severity and duration of the interruption or price increase.

         The Company is generally subject to various local and regional land use and environmental regulations, ordinances and restrictive covenants. The Company believes that it is currently in compliance with all such applicable regulations and covenants and does not expect that compliance in the future will have any material effect on the operations or the profitability of the Company.

         Resort operations are subject to significant competition from various competing facilities on Hilton Head, as well as other destination resorts in South Carolina, Georgia and Florida. Specifically, the Company believes its golf courses are directly competitive with approximately 20 golf courses located on Hilton Head outside of Sea Pines. However, in as much as golf course play is in large part dictated by the number of guests utilizing accommodations within Sea Pines, the overall success of the Company's operations will continue to be dependent on Sea Pines maintaining its reputation as a premier golf and tennis resort. The Company believes that its rates are competitive compared to other facilities of comparable quality on the Island and expects that its facilities will continue to compete favorably with neighboring and regional resorts due to their location, quality and design, as well as the established reputation of Sea Pines.

         One of the Company's golf courses hosts the annual WorldCom Classic, a nationally televised professional golf tournament. Although the facility usage fee for this tournament does not constitute a major source of income, the extensive media coverage generated from this tournament provides the Company with substantial marketing benefits resulting in the enhanced national reputation of Sea Pines and the Company's facilities. Other than this benefit, however, the Company does not believe the tournament has a significant financial impact on its operations and, accordingly, does not believe its operations are dependent upon the tournament or its sponsors.

         The Company's golf and tennis operations consist primarily of marketing and maintaining the Company's facilities. The Company receives court fees, greens fees, cart rental fees, and income from merchandise sales. The Company's tennis facility and the three resort golf courses are open to the general public. Maintenance and overhead expenses associated with the Company's golf and tennis operations remain generally stable despite the volume of facility usage. The Company's current and future financial results are substantially dependent upon the revenues generated from the usage of its facilities, which revenues are a function of both the volume of usage and the fee levels the Company is in a position to charge in its market area.

         The Company's resort operations employed approximately 353 people as of October 31, 2000.

                  2. REAL ESTATE BROKERAGE. SPREC is engaged primarily in the brokerage of residential real estate on Hilton Head Island and its neighboring communities. The Company competes with other real estate brokerage firms in the Hilton Head Island area.

         SPREC maintains seventeen offices, seven located within Sea Pines and ten located outside of Sea Pines in the Hilton Head Island area.

         For fiscal year 2000, real estate brokerage operations accounted for approximately $19,169,000 (39%) of the Company=s total revenue. For fiscal year 1999, real estate brokerage operations accounted for approximately $17,473,000 (38%) of the Company's total revenue. For fiscal year 1998, real estate brokerage operations accounted for approximately $11,952,000 (31%) of the Company's total revenue.

         While brokerage activities are not tied directly to vacation and conference activities, general downturns with respect to visitors to Hilton Head Island can result in slower residential real estate sales. Furthermore, rising interest rates and other economic conditions, which adversely affect real estate sales in general, are anticipated to continue to have a significant impact on real estate brokerage revenues in the future.

         SPREC employed 31 people, and had approximately 109 non-employee sales agents, as of October 31, 2000.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. All of the Company's operations are confined to Beaufort and Jasper Counties in South Carolina. See Item 1(a).

ITEM 2.  PROPERTIES.

         (a) GOLF FACILITIES. SPC owns three 18-hole resort golf courses known as the Harbour Town Golf Links, the Ocean Course, and the Sea Marsh Course, all of which are located within Sea Pines. Each of the Company's golf courses is substantially utilized during the peak occupancy period on Hilton Head Island, which is March through November.

         The Harbour Town Golf Links property consists of approximately 136 acres, including a driving range. Harbour Town is the site of the WorldCom Classic, an annual tournament on the PGA Tour. The golf course was closed for approximately six months of fiscal year 2000 as the Company completed a complete restoration of the course. The restoration commenced in May 2000 and cost approximately $3,150,000. The course was reopened in December 2000. Adjacent to the Harbour Town Golf Links is the Harbour Town Clubhouse, which contains a pro shop, restaurant space, and other small meeting and dining facilities.

         The Sea Marsh Golf Course contains approximately 92 acres and the Ocean Course contains approximately 97 acres. There is a driving range located adjacent to, and shared by, the Ocean and Sea Marsh golf courses.

         (b) TENNIS FACILITY. SPC owns and operates a tennis complex in the Harbour Town area of Sea Pines known as the Sea Pines Racquet Club. The Company completed the first phase of a major renovation of the tennis facility in fiscal year 2000. The first phase of the Sea Pines Racquet Club renovation included a complete reconfiguration and reconstruction of the tennis court facility and surrounding area. Construction costs of the first phase totaled $1,104,000. The second phase of the project includes a permanent 3,800 square-foot facility containing an expanded pro shop, club offices and meeting room. The cost of the second phase is estimated at $1,000,000 although no firm start date has been determined.

         (c) THE INN AT HARBOUR TOWN. The Company constructed a small inn in the Harbour Town area. The Inn at Harbour Town is a 47,000 square-foot facility featuring 60 inn rooms and is adjacent to and provides views of the Harbour Town Golf Links. Construction costs are estimated to total $11,150,000. As of October 31, 2000, $10,236,000 had been spent. The Inn was completed in November 2000.

         (d) HARBOUR TOWN CONFERENCE CENTER. The Company completed the construction of the Harbour Town Conference Center located adjacent to the Harbour Town Golf Links Clubhouse in fiscal year 2000. The Harbour Town Conference Center is a 16,000 square-foot facility. Total construction costs were $5,561,000.

         (e) EQUESTRIAN FACILITIES. SPC owns a tract of land known as Lawton Stables, which contains approximately 21.8 acres. The stables are leased to a stable operator who provides boarding, lessons, and trail rides.

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

         SPC also owns and operates a Beach Club in the vicinity of the Plantation Club, containing a retail shop, parking area, an outdoor food and beverage facility, and a real estate office.

         (h) UNDEVELOPED TRACTS/DEVELOPMENT RIGHTS. SPC owns a number of undeveloped tracts of land within Sea Pines briefly described as follows:

                  1.       Sea Pines Academy Tract - approximately 3 acres;

                  2.       Sea Pines Center Residual - approximately 1.4 acres;

                  3. Harbour Town Main Parking Tract - approximately 3.2 acres;

                  4.       Artists Area Tract - approximately 1.5 acres;

                  5.       Cordillo Parkway Tract - approximately 6 acres; and

                  6.       Outdoor Recreation Tract - approximately 9 acres.

Development plans for these tracts are undetermined at the present time.

         In addition to the foregoing tracts, SPC owns the right to construct approximately 59 dwelling units within Sea Pines along with the right to construct 100 hotel rooms at the Plantation Club site.

         (i) FOREST PRESERVE/FIFTH GOLF COURSE CLUB, INC. SPC owns a 495-acre tract of land known as the Sea Pines Forest Preserve. Various recreational activities are permitted to be conducted on 181 of these acres, and the Company is investigating various possibilities. Among such possibilities is the development of a golf course. However, construction of such a golf course would require the approval of 75% of Sea Pines property owners voting on such issue. The balance of the Forest Preserve is generally limited to use as a wild life preserve, although certain sanitation uses are permitted. In August 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 2000, approximately 90 of the 404 acres had been donated and title transferred. The remaining 314 acres are leased to the same not-for-profit organization for a minimal amount.

         (j) WELCOME CENTER. SPC owns a 6-acre tract of land, which is the site of the Sea Pines Welcome Center. This is a 23,000-square foot facility, which contains the Company's Executive and Administrative offices, the lodging front office facilities, and the main office facility for SPREC.

         (k) LIBERTY OAK CAFE. SPC owns a 1.6-acre tract of land and improvements known as the Liberty Oak Cafe. This is an outdoor food and beverage facility used for catered functions.

         (l) LEASES. SPC currently leases approximately 31,000 square feet of space used for the golf maintenance facilities, and SPREC leases approximately 12,000-square feet of office space in 13 locations throughout the Hilton Head Island, South Carolina area.

         (m) OTHER REAL ESTATE. SPC owns a small office building in the Harbour Town area known as the Saddlebag Building, and three small commercial buildings in Harbour Town, two of which currently serve as sales offices for SPREC.

         Substantially all of the Company's properties are subject to liens as described in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is subject to claims and suits in the ordinary course of business. In management=s opinion, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         (a) MARKET INFORMATION. There is no established public trading market for the Company's common stock. The Company's capital stock was originally issued in 1997 in units consisting of 750 shares of common stock and 500 shares of Series A preferred stock. Through February 2000 (the completion of the exchange offer) virtually all transactions in the Company's common stock and preferred stock were completed in units as originally issued. Transactions in such units traded sporadically on a bid and ask basis through the over the counter market at Robinson-Humphrey Company in Atlanta, Georgia. Since February 2000, there has been very limited trading of the Company's common stock. Through its transfer agent, the Company is aware of only 3 transfers of shares of common stock occurring between the completion of the exchange offer and October 31, 2000. However, the Company has no official data as to the prices at which any of such transfers took place. Consequently, the Company is unable at this time to provide high and low closing sales prices for shares of its common stock for the fiscal years ended October 31, 1999 and October 31, 2000.

         The Company has recently established a bulletin board on its web site that allows persons the ability to post their interest in buying or selling the Company's securities. This bulletin board allows offers to be posted in all three of the Company's outstanding securities; common stock, Series A preferred stock, and trust preferred securities. The bulletin board can be accessed on the Company's web site on the World Wide Web at www.seapines.com. Recent offering prices on the bulletin board to purchase the Company's common stock have been at $4 per share.

         Neither the Company nor any of its affiliates will (a) receive any compensation for creating or maintaining the bulletin board or for its use, (b) be involved in any purchase or sale negotiations arising from the bulletin board, (c) give advice regarding the merits or shortcomings of any particular trade, (d) use the bulletin board, directly or indirectly, to offer to buy or sell securities except in compliance with all securities laws, or (e) receive, transfer, or hold any funds or securities as an incident of operating the bulletin board.

         (b) HOLDERS. As of January 25, 2001, there were approximately 571 holders of record of shares of common stock.

         (c) DIVIDENDS. The Articles of Incorporation of the Company provide for dividends on the preferred stock of $.722 per share per annum to be paid in arrears. The Company has paid all accrued dividends on the preferred stock through the fiscal year ended October 31, 1999.

         At its December 15, 2000, Board of Directors meeting, the Company declared a cash dividend to holders of Series A Cumulative Preferred Stock of $.722 per share. This dividend is payable in equal quarterly installments of approximately $.18 per share on January 16, 2001, April 16, 2001, July 16, 2001, and October 15, 2001, to shareholders of record on January 2, 2001, April 2, 2001, July 2, 2001 and October 1, 2001, respectively, and represents the accrued dividend for the fiscal year ended October 31, 2000.

         The Company has not paid any dividends on its common stock and has no present intention of paying such dividends in the foreseeable future.


ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with "Management's discussion and analysis of financial conditions and results of operations" and with the consolidated financial statements and notes thereto, which are included elsewhere in this annual report.

                                                                        Years Ended October 31,
                                                     --------------------------------------------------------------
                                                          2000         1999        1998        1997        1996
                                                     --------------------------------------------------------------
                                                               (In thousands, except per share amounts)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues                                                    $48,839     $46,414     $38,506     $35,896    $34,958
Cost of operations                                           47,751      42,563      34,345      32,833     32,669
Income from operations                                        1,088       3,851       4,161       3,063      2,289
Interest expense                                             (1,426)     (1,099)     (1,345)     (1,857)    (1,451)
Other income (expense)                                         (149)        523         333      (1,487)       154
Gain on equity club turnover                                     --          --          --          --      7,747
Net income (loss)                                              (389)      2,063       2,050         (66)     5,399
Net income (loss) attributable to
   common stock                                               ($730)     $1,176      $1,163       ($953)    $4,512
Per share of common stock
    Net income (loss)                                        ($0.23)      $0.64       $0.63      ($0.52)     $2.45
Weighted average shares outstanding                           3,174       1,843       1,843       1,843      1,843


CONSOLIDATED BALANCE SHEET DATA:

Current assets                                               $5,017      $5,926      $4,852      $4,404     $3,827
Real estate assets                                           50,310      34,963      30,838      30,563     38,039
Total assets                                                 56,994      42,690      37,925      37,814     46,257
Current liabilities                                           8,802       6,392       5,518       5,572      5,331
Long-term obligations, less current portion                  36,236      20,404      17,689      18,687     26,418
Shareholders' equity                                         11,956      15,894      14,718      13,555     14,508

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company's operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a tennis center, a home and villa rental management business, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with seventeen offices serving Hilton Head Island and its neighboring communities.

2000 COMPARED TO 1999

         The Company reported revenues of $48,839,000 for fiscal year 2000, a $2,425,000 increase, or 5.2%, over fiscal year 1999. Income from operations for fiscal year 2000 totaled $1,088,000, a decline of $2,763,000, or 71.8%, over fiscal year 1999.

         The primary factors contributing to the $2.4 million increase in revenues were as follows:

         o Golf revenue in fiscal year 2000 decreased by $2,158,000, or 18%, as compared to 1999 as a result of a closure of Harbour Town Golf Links. The golf course was closed for approximately six months of fiscal year 2000 while a restoration project was completed.

         o Food and beverage operations generated revenues of $3,576,000 in fiscal year 2000. These revenues represent an increase of $2,069,000, or 137%, over 1999. This significant increase is the result of additional food and beverage sales from the Harbour Town Conference Center which was completed in April 2000 and the Company's decision to assume operational control over its food and beverage facilities. These facilities were operated by independent contractors for most of 1999.

         o Lodging revenues in 2000 increased by $965,000, or 8.4%, over 1999 primarily as a result of increased lodging rates. The average daily rate of $187.05 in fiscal year 2000 was a 6.9% increase over the average daily rate in 1999 of $175.00. Guest occupied unit nights increased 1.5% in fiscal year 2000, totaling 64,166 for the year.

         o Gross commission revenue in fiscal year 2000 from the real estate brokerage operation increased by $1,696,000, or 9.7%, as compared to 1999.

         The 72% decline in income from operations was largely attributable to the following four factors:

         o The closure of Harbour Town Golf Links caused the Company's income from operations in fiscal year 2000 to decline by $2,109,000 as compared to 1999.

         o The Company's food and beverage operations experienced a loss from operations in fiscal year 2000 of $286,000. Costs associated with the initial start-up of the Harbour Town Conference Center and the Company's decision to assume operational control over its restaurants was one contributing factor to the operating loss. Inadequate business volume at some of the food and beverage facilities was another contributing factor to the operating loss.

         o Sales and marketing expenses in fiscal year 2000 increased by $467,000, or 18.6%, as compared to 1999. These cost increases are primarily attributed to the opening of the Harbour Town Conference Center in April 2000 and advanced marketing for the anticipated opening in the first quarter 2001 of the Inn at Harbour Town.

         o Income from operations of the real estate brokerage operations declined in fiscal year 2000 by $464,000, or 24.3%, as compared to 1999. This decline is the net result of the $1,696,000 increase in gross commission revenue, as discussed earlier, offset by an increase of $1,642,000, or 13.3%, in commissions paid to the Company's real estate agents and an increase of $518,000 in payroll and other operating expenses. Commissions paid as a percentage of total commission revenue increased from 70.7% in 1999 to 73% in 2000. The additional payroll and operating expenses resulted primarily from the opening of new offices to serve the areas in northern Hilton Head Island and on the mainland just off of Hilton Head Island.

         Sales and marketing expenses were $2,981,000 in fiscal 2000, representing a 18.6% increase from fiscal year 1999. As discussed earlier, the increase is primarily attributable to pre-opening sales and marketing expenses associated with the Inn at Harbour Town, as the Company starts to place greater emphasis on the group meeting business. Additional increases relate to costs associated with growing the lodging, food and beverage and real estate businesses.

         General and Administrative expenses decreased by $414,000, or 6.6%, totaling $5,824,000 for the year. The decrease is primarily the result of lower legal fees and other administrative costs and lower property tax expense resulting from refunds received from the Company's appeal of its assessed property values.

         Depreciation and amortization expense increased by $290,000, or 22.2%, and totaled $1,597,000 in fiscal year 2000. The increase is primarily the result of the depreciation expense from the new Harbour Town Conference Center.

         Interest income remained relatively constant at $119,000 and $164,000 in fiscal 2000 and fiscal 1999, respectively.

         Interest expense on the Company's long and short term debt increased by $327,000, or 29.8%, in fiscal 2000 as compared to fiscal 1999. The increase results from the increased borrowings incurred by the Company to finance the construction of the Harbour Town projects and $121,000 of interest accrued on the Junior Subordinated Debentures which were issued in connection with the exchange offer in February 2000.

         The Company reported a net loss on the sale or disposal of assets in 2000 of $66,000. The Company was required to record a loss of $130,000 for the demolition of certain assets relating to the Harbour Town Golf Links restoration project and recorded a gain of $64,000 on the sale of various other assets. In 1999, by contrast, the Company experienced a gain of $359,000 from the sale of the South Beach swimming pool and certain other assets. Accordingly, a negative year-to-year change of $425,000 occurred in this category of other income and expense.

         The Company incurred $294,000 in legal and professional fees in connection with the exchange offer to its Series A preferred stockholders completed in February 2000. Of that amount, $202,000 was expensed in fiscal year 2000 and the remaining amount was capitalized and will be amortized over 30 years.

1999 COMPARED TO 1998

         The Company reported consolidated revenues for the fiscal year 1999 of $46,414,000, a 20% increase over fiscal year 1998. Resort revenues totaled $28,941,000 for fiscal year 1999 reflecting an increase of $2,387,000, or 9.0%, over fiscal year 1998. Real estate brokerage revenues totaled $17,473,000 for the year, an increase of $5,521,000, or 46%, as compared to fiscal year 1998.

         Guest occupied home and villa unit nights in the Company=s lodging division totaled 63,176 for fiscal year 1999, a 7.0% increase over fiscal 1998. The average daily rate of $175.00 in fiscal year 1999 increased 6.5% over the fiscal year 1998 average daily rate of $164.33. This increase resulted primarily from the higher quality ocean oriented units the Company has been able to attract to its rental program. Units available for rental on the Company rental program increased from 441 in fiscal year 1998 to 517 in fiscal year 1999. Revenues and operating margins from golf operations also increased. The Company increased its average rate per round by 5.9% by replacing discounted rounds with higher rate rounds. The golf division produced operating margins of over 54% in fiscal year 1999.

         The Company=s real estate brokerage operations closed over $395 million in transactions for the year, a 44% increase over fiscal 1998. Many of the factors that contributed to a successful fiscal year 1998 continued for fiscal year 1999. These included favorable mortgage interest rates, the strong local and national economy and the continued strong market demand for second homes. The Company increased its market share of sales and listings of real estate from 20% in fiscal year 1998 to over 25% in fiscal year 1999. The Company attributes this substantial increase to its extensive marketing campaigns, aggressive positioning in the market and by attracting and retaining professional real estate sales executives. The operating margin from brokerage operations was over 11% in fiscal year 1999.

         Sales and marketing expenses were $2,514,000 in fiscal year 1999, representing a 35.3% increase from fiscal year 1998. The increase is partially attributable to pre-opening sales and marketing expenses associated with the Inn and Conference Center, as the Company started to place greater emphasis on the group meeting business. Additional increases related to costs associated with growing the lodging, food and beverage and real estate businesses.

         General and Administrative expenses increased by 19.5%, or $1,019,000, totaling $6,236,000 for the year. The increase is primarily attributable to higher property taxes and the increased costs of medical claims paid by the Company's self-funded medical plan.

         Depreciation and amortization expense decreased by 7.2%, or $101,000, and totaled $1,307,000 in fiscal year 1999. The decrease is attributable to assets that have become fully depreciated.

         Interest income remained relatively constant at $164,000 and $154,000 in fiscal 1999 and fiscal 1998, respectively.

         Interest expense on the Company's long and short term debt decreased by $246,000, or 18.3%, in fiscal year 1999 as compared to fiscal year 1998. The decrease results from the favorable interest rates obtained as part of the October 1998 refinancing and swap agreements and from the capitalization of $129,000 of interest in connection with the Harbour Town construction projects.

         The Company reported a net gain on the sale or disposal of assets of $359,000 in fiscal year 1999 primarily from the sale of the South Beach swimming pool and certain other assets.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased by $169,000 during fiscal 2000 and totaled approximately $2,873,000 at October 31, 2000, of which $2,651,000 was restricted. Working capital decreased during the current year by $3,319,000 resulting in a working capital deficit of $3,785,000 at October 31, 2000, compared to a deficit of $466,000 at October 31, 1999. The significant decrease in working capital results from an $909,000 decrease in current assets and a $2,410,000 increase in current liabilities. The decrease in current assets was caused by the collection of accounts receivable, notes receivable and income tax receivable along with the reduction in cash and cash equivalents. The increase in current liabilities includes a $1,677,000 increase in accounts payable, primarily from construction activity, a $407,000 increase in escrow deposits from future lodging reservations and real estate sales transactions, and a $333,000 increase in the current portion of long-term debt.

         In fiscal year 2000, the Company invested approximately $17,082,000 in capital projects. The capital expenditures primarily involved the completion of the four construction projects in Harbour Town. These projects include the Harbour Town Conference Center which was completed in April 2000, the renovation of the Sea Pines Racquet Club also completed in April 2000, the Inn at Harbour Town which opened in the first quarter of fiscal 2001, and the restoration of Harbour Town Golf Links which also was completed in the first quarter of fiscal 2001.

         Under a Master Credit Agreement with its corporate lender, the Company maintains three loan facilities: a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these three loan facilities total $40,533,000, of which $33,733,000 was outstanding at October 31, 2000.

         The term loan which had an original principal amount of $18,500,000 matures on October 31, 2008. As of October 31, 2000, $17,733,000 was outstanding under the term loan.

         The $18,300,000 revolving line of credit was pre-approved by the bank for use in the construction of the four Harbour Town construction projects. As of October 31, 2000, $16,000,000 was outstanding under the revolving line of credit.

         The available balance under the seasonal line of credit was increased in 2000 to $4,500,000 and is used to meet cash requirements during the Company=s off-season winter months. As of October 31, 2000, there was no outstanding balance on the seasonal line of credit.

         The Company has two interest swap agreements which effectively fixed the interest rate on an $24 million notional principal amount outstanding under the loan facilities described above. $18 million has been fixed at 5.24% per annum plus a credit margin ranging from 1.25% to 1.5%, and $ 6 million has been fixed at 6.58% plus a credit margin ranging from 1.25% to 1.5%.

         The Company expects that available cash, cash provided by operations, and existing short-term and long-term lines of credit will be sufficient to meet its cash requirements through at least October 31, 2001.

RECENT DEVELOPMENTS

         The Company began a significant construction and renovation project in fiscal year 1999 involving several of the Company's existing facilities and the construction of new facilities in the Harbour Town area within Sea Pines. The project included the construction of a new inn and a new conference center, and the renovation of the Sea Pines Racquet Club and the Harbour Town Golf Links. All four components of this project were completed in fiscal year 2000 or the first quarter of fiscal year 2001. Construction costs of the project are estimated to total approximately $20,965,000. As of October 31, 2000, construction costs incurred to date have totaled $19,894,000.

         The Inn at Harbour Town is a 47,000 square-foot facility featuring 60 inn rooms and is adjacent to and provides views of the Harbour Town Golf Links. Construction costs of the Inn at Harbour Town are estimated to total $11,150,000. As of October 31, 2000, construction costs incurred to date have totaled $10,236,000. The Inn at Harbour Town was completed during the first quarter of fiscal year 2001.

         The Harbour Town Conference Center is a 16,000 square-foot building adjacent to the Company's existing Harbour Town Clubhouse. Construction of the Harbour Town Conference Center was completed on April 1, 2000 at a total cost of $5,561,000.

         The renovation of the Sea Pines Racquet Club involved a reconfiguration and reconstruction of the tennis court facilities, landscaping and surrounding area. The renovation of the Sea Pines Racquet Club was completed in April of 2000 at a total cost of $1,104,000.

         The restoration of the Harbour Town Golf Links began during May 2000 and included a significant reconstruction of the greens, tees, bunkers, and cart paths. Restoration costs of the Harbour Town Golf Links are estimated to total $3,150,000. As of October 31, 2000, $2,993,000 had been spent. The golf course was closed during the restoration and grow-in period and reopened for play during the first quarter of fiscal 2001. The closure of the golf course resulted in lower golf revenues and significantly lower earnings for the Company during this period.


Family Circle Cup:

         The Family Circle Cup, a tier-one women's professional tennis tournament, moved to Charleston, South Carolina following the April 2000 tournament. Sea Pines had hosted the event since its inception in 1973. While the Company regrets the change in venue, it believes the move will have a minimal impact on its ongoing operations. The tournament had been held during the height of the spring tourism season, and the Company believes that tournament revenues can be replaced during this period with additional social and group lodging revenue. It is, however, difficult to measure any impact that might result from the loss of the extensive media coverage and exposure provided during the tournament.

Exchange Offer:

         Effective February 1, 2000, the Company completed its Exchange Offer pursuant to the December 21, 1999 Exchange Offer Prospectus. The Exchange Offer allowed holders of the Company's Series A Preferred Stock to exchange each preferred share for either 2 1/2 shares of the Company's common stock or an equivalent number of new 9.5% Company-obligated redeemable preferred securities of a subsidiary trust holding solely the Company's Junior Subordinated Debentures ("Trust Preferred Securities"). The purpose of the Exchange Offer was to refinance the outstanding Series A Preferred Stock. Holders of approximately 56% of the preferred stock exchanged their shares for Common Stock. Holders of approximately 26% of the preferred stock exchanged their shares for the new

Trust Preferred Security. This refinancing benefits the Company in two ways: (i) to the extent shares of Series A Preferred Stock were exchanged for the Trust Preferred Securities, the Company will be able to deduct interest payable on these Junior Subordinated Debentures for income tax purposes, while dividends on shares of Series A Preferred Stock were not tax deductible, and (ii) to the extent shares of Series A Preferred Stock were exchanged for Common Stock, which do not currently pay a dividend, the Company's quarterly cash payment obligation will be eliminated.

         As a result of the exchange, the Company's annual Preferred Stock dividend requirement will decrease by $727,000. Interest payments on the new Trust Preferred Securities will require $152,000 of annual cash flow, after taking into consideration approximately $79,000 in income tax savings. Because the Preferred Stock dividend is paid in arrears, the Company made quarterly payments on all shares of Preferred Stock exchanged in the offering through January 15, 2001, when the dividend for the period ended January 31, 2000 (the date of the Preferred Stock exchange) was paid. Holders of approximately 18% of the Series A Preferred Stock did not exchange their shares and hence the Company will continue to incur and pay dividends on these shares, which will amount to an annual payment of $159,490, unless these shares are otherwise retired. The Company incurred $294,000 in professional fees and other costs relating to this transaction. Costs of $202,000 were expensed during fiscal year 2000. The remaining costs of $92,000 were capitalized as deferred financing costs and will be amortized over the 30-year life of the Trust Preferred Securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         On September 30, 1998, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate on an $18 million notional principal amount outstanding under its three loan facilities that the Company maintains with its corporate lender at 5.24% plus a credit margin ranging from 1.25% to 1.5%, based on the calculation of certain financial ratios, for a period ending November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003.

         The Company entered into a second interest rate swap agreement on May 4, 2000, which effectively fixed the interest rate on an additional $6 million notional principal amount at 6.58% plus a credit margin ranging from 1.25% to 1.5% for a period ending November 1, 2005.

         The Company has significantly reduced its interest rate risks by entering into these two swap agreements. A change in the LIBOR rate would affect the rate at which the Company could borrow funds in excess of the $24 million fixed by the above swap agreements.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Part III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended October 31, 2000 a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10, under the caption "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" (ii) with respect to Item 11, under the caption "Executive Compensation" and "Compensation of Directors",
(iii) with respect to Item 12, under the caption "Ownership of Voting Securities in Excess of Five Percent by Beneficial Owners" and "Stock Ownership of Management and Directors" and (iv) with respect to Item 13, under the caption "Certain Transactions" and is hereby incorporated by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) - (2)      Financial Statements and Schedules:

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

         (3)      Exhibits:

         The exhibits listed on the accompanying Exhibit Index at pages E-1 to E-4 are filed as part of this report.

(b)      Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Sea Pines Associates, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SEA PINES ASSOCIATES, INC.



Dated: January 29, 2001                      By: /s/ Norman P. Harberger
                                                 ----------------------
                                                 Norman P. Harberger
                                                 Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Sea Pines Associates, Inc., and in the capacities and on the dates indicated.

       Signature                         Title                      Date
       ---------                         -----                      ----

/s/Norman P. Harberger            Chairman and Director         January 29, 2001
----------------------
Norman P. Harberger


/s/Michael E. Lawrence            Chief Executive Officer       January 29, 2001
----------------------            and Director
Michael E. Lawrence


/s/Thomas C. Morton               Treasurer (Principal          January 29, 2001
-------------------               Financial and
Thomas C. Morton                  Accounting Officer)
                                  and Director

/s/James L. Gray                  Vice Chairman and             January 29, 2001
----------------                  Director
James L. Gray


/s/Angus Cotton                   Secretary and                 January 29, 2001
---------------                   Director
Angus Cotton

/s/Paul B. Barringer, II          Director                      January 29, 2001
------------------------
Paul B. Barringer, II


/s/Ralph L. Dupps, Jr.            Director                      January 29, 2001
----------------------
Ralph L. Dupps, Jr.


/s/P.R. Easterlin, Jr.            Director                      January 29, 2001
----------------------
P. R. Easterlin, Jr.


/s/Charles W. Flynn               Director                      January 29, 2001
-------------------
Charles W. Flynn


/s/John G. McGarty                Director                      January 29, 2001
------------------
John G. McGarty


/s/John Norlander                 Director                      January 29, 2001
-----------------
John Norlander


/s/Peter Parrott                  Director                      January 29, 2001
----------------
Peter Parrott


/s/Robert W. Siler, Jr.           Director                      January 29, 2001
-----------------------
Robert W. Siler, Jr.


/s/Arthur P. Sundry               Director                      January 29, 2001
-------------------
Arthur P. Sundry


/s/Joseph F. Vercellotti          Director                      January 29, 2001
------------------------
Joseph F. Vercellotti

*By: /s/Angus Cotton
     ---------------
      Angus Cotton
      Attorney-in-Fact for each
      of the persons indicated

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

Exhibit No.
-----------

3(a)         Articles of Incorporation of Registrant, as Amended

3(b)         Amended Bylaws of Registrant as revised
                  December 15, 2000

4(a)         First Amended and Restated Rights Agreement between Sea Pines
                  Associates, Inc. and EquiServe Trust Company, NA dated as of August 23, 1993 and Amended and Restated as of July 20, 1999 (Incorporated by reference to Form 8A12G/A filed August 8,
                  1999)

4(b)         First Amendment to First Amended and Restated Rights
                  Agreement between Sea Pines Associates, Inc. and EquiServe Trust Company, NA dated as of December 13, 1999

4(c)         Amended and Restated Trust Agreement
                  dated February 1, 2000 by
                  Sea Pines Associates, Inc. (Incorporated by
                  Reference to Form 10-Q filed June 14, 2000)

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

10(l)        First Master Credit Agreement Modification Agreement
                  dated October 31, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA (Incorporated by reference to Exhibit 10(m) to Form 10-K filed January 27, 2000)

Exhibit No.
-----------

10(m)        First Revolving Line of Credit Modification Agreement
                  dated October 31, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA (Incorporated by reference to Exhibit 10(n) to Form 10-K filed January 27, 2000)

10(n)        First Seasonal Line of Credit Note Modification Agreement
                  dated December 20, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA (Incorporated by reference to Exhibit 10(o) to Form 10-K filed January 27, 2000)

10(o)        First Term Note Modification Agreement dated December 20, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA (Incorporated by reference to
                  Exhibit 10(p) to Form 10-K filed January 27, 2000)

10(p)        Standard Form of Agreement between Owner and Contractor dated
                  June 17, 1999 between Sea Pines Company, Inc. and Harden Fraser Construction, Inc. (Incorporated by reference to
                  Exhibit 10(q) to Form 10-K filed January 27, 2000)

10(q)        Second Master Credit Agreement Modification Agreement dated
                  December 5, 2000 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A.

10(r)        Second Seasonal Line of Credit Note Modification Agreement
                  dated December 5, 2000 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank

21           Subsidiaries of the Registrant

99.1         Safe Harbor Disclosure

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Auditors                                F-2

Consolidated Balance Sheets                                   F-3 through F-4

Consolidated Statements of Operations                         F-5

Consolidated Statements of Shareholders' Equity               F-6

Consolidated Statements of Cash Flows                         F-7 through F-8

Notes to Consolidated Financial Statements                    F-9 through F-25

                         Report of Independent Auditors


Board of Directors and Shareholders of
  Sea Pines Associates, Inc.

We have audited the accompanying consolidated balance sheets of Sea Pines Associates, Inc. (the "Company") as of October 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sea Pines Associates, Inc. at October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                             /s/Ernst & Young, LLP

Atlanta, Georgia
December 12, 2000

                           Sea Pines Associates, Inc.

                           Consolidated Balance Sheets

                                                                                   OCTOBER 31
                                                                      2000                        1999
                                                            --------------------------------------------------------
                                                                           (In Thousands of Dollars)

 ASSETS
 Current assets:
   Cash and cash equivalents
        Unrestricted                                                     $222                        $662
        Restricted                                                      2,651                       2,380
                                                            --------------------------------------------------------
                                                                        2,873                       3,042

   Accounts receivable, less allowance for doubtful
     accounts of $18,000 and $41,000 at October 31, 2000
     and 1999, respectively                                             1,072                       1,189
   Current portion of notes receivable                                     76                         373
   Income tax refund receivable                                            --                         346
   Deferred income taxes                                                   67                          99
   Inventories                                                            693                         737
   Prepaid expenses                                                       236                         140
                                                            --------------------------------------------------------
 Total current assets                                                   5,017                       5,926





 Notes receivable, less current portion                                 1,171                       1,687
 Deferred income taxes                                                    268                           -
 Deferred loan fees, net                                                   62                          36
 Other assets, net                                                        166                          78
                                                            --------------------------------------------------------
                                                                        1,667                       1,801
 Real estate assets:
   Construction in progress                                            13,916                       6,575
   Operating properties, net                                           31,771                      23,765
   Properties held for future development                               4,623                       4,623
                                                            --------------------------------------------------------
                                                                       50,310                      34,963
                                                            --------------------------------------------------------
 Total assets                                                         $56,994                     $42,690
                                                            ========================================================

                           Sea Pines Associates, Inc.

                           Consolidated Balance Sheets

                                                                                 OCTOBER 31
                                                                       2000                     1999
                                                              -------------------------------------------------
                                                                          (In Thousands of Dollars)
   LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Accounts payable and accrued expenses                             $4,977                      $3,300
     Advance deposits                                                   2,562                       2,155
     Income tax payable                                                   154                          --
      Current portion of deferred revenue and other
     long-          term liabilities                                      376                         537
     Current portion of long-term debt                                    733                         400
                                                              -------------------------------------------------
     Total current liabilities                                          8,802                       6,392
  Long-term debt, less current portion                                 33,000                      19,483
  Deferred income taxes                                                    --                          16
  Deferred revenue and other long-term liabilities                        756                         905
  Trust preferred securities                                            2,480                          --
                                                              -------------------------------------------------
  Total Liabilities                                                    45,038                      26,796

  Commitments and contingencies

  Shareholders' equity:
     Series A cumulative preferred stock, no par value,
       2,000,000 shares authorized; 220,900 shares and
       1,228,350 shares issued and outstanding at
       October 31, 2000 and October 31, 1999, respectively
       (liquidation preference $1,678,840 and $9,335,460 at
       October 31, 2000 and 1999, respectively)                         1,294                       7,218
     Series B junior cumulative preferred stock, no par
       value, 20,000 shares authorized, none issued or
       outstanding                                                         --                          --
     Common stock, 23,000,000 shares authorized, no par
       value; 3,545,400 shares and 1,842,525 shares issued
       and outstanding at October 31, 2000 and October 31,
       1999, respectively                                               7,343                       2,166
     Retained earnings                                                  3,319                       6,510
                                                              -------------------------------------------------
   Total shareholders' equity                                          11,956                      15,894
                                                              -------------------------------------------------
   Total liabilities and shareholders' equity                         $56,994                     $42,690
                                                              =================================================

See accompanying notes.

                           Sea Pines Associates, Inc.

                      Consolidated Statements of Operations

                                                                       YEAR ENDED OCTOBER 31
                                                              2000               1999                1998
                                                       ------------------------------------------------------
                                                         (In Thousands of Dollars, Except Per Share Amounts)

Revenues                                                    $48,839             $46,414              $38,506

Cost and expenses:
   Cost of revenues                                          37,349              32,506               25,862
   Sales and marketing expenses                               2,981               2,514                1,858
   General and administrative expenses                        5,824               6,236                5,217
   Depreciation and amortization                              1,597               1,307                1,408
                                                       ------------------------------------------------------
                                                             47,751              42,563               34,345
                                                       ------------------------------------------------------

Income from operations                                        1,088               3,851                4,161

Other income (expense):
   Gain (loss) on sale or disposal of assets, net
                                                                (66)                359                   --
   Interest income                                              119                 164                  154
   Interest expense, net of amounts capitalized
                                                             (1,426)             (1,099)              (1,345)
   Exchange offer cost                                         (202)                 --                   --
   Gain on sale of healthcare business and assets
                                                                 --                  --                  179
                                                       ------------------------------------------------------
                                                             (1,575)               (576)              (1,012)
                                                       ------------------------------------------------------
Income (loss) before income taxes                              (487)              3,275                3,149

Provision for (benefit from) income taxes                       (98)              1,212                1,099
                                                       ------------------------------------------------------
Net income (loss)                                              (389)              2,063                2,050

Preferred stock dividend requirements                           341                 887                  887
                                                       ------------------------------------------------------
Net income (loss) attributable to common stock
                                                              $(730)             $1,176               $1,163
                                                       ======================================================

Per share of common stock, basic and diluted
   Net income (loss)                                         $(0.23)              $0.64                $0.63
                                                       ======================================================


See accompanying notes.

                           Sea Pines Associates, Inc.

                 Consolidated Statements of Shareholders' Equity



                                             SERIES A
                                         PREFERRED STOCK             COMMON STOCK          RETAINED
                                       SHARES       AMOUNT       SHARES       AMOUNT       EARNINGS        TOTAL
                                     ------------ ------------ ------------ ------------ ------------- -------------
                                                                     (In Thousands of Dollars)

Balance at October 31, 1997                1,228       $7,218        1,843       $2,166        $4,171       $13,555

   Net income                                 --           --           --           --         2,050         2,050
   Preferred stock dividend                   --           --           --           --          (887)         (887)
                                     ------------ ------------ ------------ ------------ ------------- -------------
Balance at October 31, 1998                1,228        7,218        1,843        2,166         5,334        14,718

   Net income                                 --           --           --           --         2,063         2,063
   Preferred stock dividend                   --           --           --           --          (887)         (887)
                                     ------------ ------------ ------------ ------------ ------------- -------------
Balance at October 31, 1999                1,228        7,218        1,843        2,166         6,510        15,894

   Net income (loss)                          --           --           --           --          (389)         (389)
   Trust preferred exchange               (1,007)      (5,924)       1,703        5,177        (1,733)       (2,480)
   Preferred stock dividend                   --           --           --           --        (1,069)       (1,069)
                                     ------------ ------------ ------------ ------------ ------------- -------------
Balance at October 31, 2000                  221       $1,294        3,546       $7,343        $3,319       $11,956
                                     ============ ============ ============ ============ ============= =============


See accompanying notes.

                           Sea Pines Associates, Inc.

                      Consolidated Statements of Cash Flows


                                                                                 YEAR ENDED OCTOBER 31
                                                                         2000            1999            1998
                                                                  ---------------------------------------------------
                                                                               (In Thousands of Dollars)
OPERATING ACTIVITIES
Net (loss) income                                                             $(389)       $2,063          $2,050
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                            1,597         1,307           1,408
     Allowance for doubtful accounts                                            (23)           (9)            (23)
     Deferred income taxes                                                     (252)          233             489
     (Gain) loss on sale and disposal of assets                                  66          (359)             --
     Changes in assets and liabilities:
        Restricted cash                                                        (271)         (372)            (43)
        Accounts and notes receivable                                           953            (5)             49
        Inventories                                                              44           (84)            (36)
        Prepaid expenses                                                        (96)           (8)            108
        Deferred loan fees                                                      (40)           34             (70)
         Accounts payable and accrued expenses                                1,495           831             659
         Deferred revenue and other long-term
            Liabilities                                                        (310)          (78)            303
        Advance deposits                                                        407           209              66
        Income taxes payable                                                    154          (113)            (53)
        Income tax refund receivable                                            346          (346)             --
          Other assets                                                          (92)           --              --
                                                                  ------------------------------------------------
Net cash provided by operating activities                                     3,589         3,303           4,907

INVESTING ACTIVITIES
Proceeds from sale of assets                                                     90           754              --
Capital expenditures and property acquisitions                              (17,082)       (5,823)         (1,617)
                                                                  ------------------------------------------------
Net cash used in investing activities                                       (16,992)       (5,069)         (1,617)

                           Sea Pines Associates, Inc.

                                                                                 YEAR ENDED OCTOBER 31
                                                                         2000            1999             1998
                                                                  ---------------------------------------------------
                                                                               (In Thousands of Dollars)

FINANCING ACTIVITIES
Reductions to line of credit with bank                                           --             --          (467)
Additions to long-term debt                                                  14,250          3,091            --
Principal repayments of debt                                                   (400)          (367)       (1,560)
Dividends paid                                                                 (887)          (887)         (887)
                                                                  ---------------------------------------------------
Net cash provided by (used in) financing activities                          12,963          1,837        (2,914)
                                                                  ---------------------------------------------------

Net (decrease) increase in unrestricted cash and cash equivalents              (440)            71           376
Unrestricted cash and cash equivalents at beginning of year                     662            591           215
                                                                  ---------------------------------------------------
Unrestricted cash and cash equivalents at end of year                          $222           $662          $591
                                                                  ===================================================

See accompanying notes.

                           Sea Pines Associates, Inc.

                   Notes to Consolidated Financial Statements

                                October 31, 2000


1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Sea Pines Associates, Inc. ("SPA" or the "Company") was incorporated in South Carolina on May 4, 1987. The Company was principally organized to acquire, own and operate certain resort assets in Sea Pines Plantation on Hilton Head Island, South Carolina.

The wholly-owned subsidiaries of the Company are Sea Pines Company, Inc. ("SPCI"), Sea Pines Real Estate Company ("SPREC"), Fifth Golf Course Club, Inc., and Sea Pines Associates Trust I. SPCI is a full-service resort, which provides guests with the use of three golf courses, tennis facilities, various other recreational facilities, home and villa rental management, and food-and-beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate in the Hilton Head Island, South Carolina area (see Note 14 for business segment information). Fifth Golf Course Club, Inc. owns certain acreage which could be used for outdoor recreational activities.

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

REVENUE RECOGNITION

Revenues and expenses from resort operations are recognized as goods are sold and services are provided. Real estate brokerage revenues are recognized upon closing of the sale. Advance deposits are required for certain resort reservations and real estate transactions. The Company's accounts receivable are unsecured.

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COST OF REVENUES

Cost of revenues includes payments to home and villa owners, real estate sales commissions, cost of inventories sold, credit-card commissions and costs incurred to operate and maintain operating properties.

CONCENTRATION OF CREDIT RISK

The Company maintains substantially all of its cash with one financial institution. Account balances greater than $100,000 are not federally insured and are subject to a loss if the financial institution fails. Management believes such risk is minimal based on the current financial condition of the financial institution.

RESTRICTED CASH

Cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred and is classified as selling and marketing expenses in the Consolidated Statements of Operations.

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE ASSETS

Real estate assets are recorded at cost less any impairment losses. The costs of new development, additions and improvements which substantially extend the useful lives of assets are capitalized. Capitalized costs include costs of construction, property taxes, interest and miscellaneous expenses incurred during the construction period. Capitalized construction period interest totaled approximately $694,317, $129,000 and $0 in 2000, 1999 and 1998, respectively.
Repairs and maintenance costs are expensed as incurred.

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

IMPAIRMENT OF LONG-LIVED ASSETS

An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performances and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The Company has not incurred any impairment losses for the years ended October 31, 2000, 1999 or 1998.

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The Company accounts for its interest rate swap by recording differences in interest on the notional amount up to the amount of debt outstanding as interest expense.

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

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company will be required to adopt, effective November 1, 2000. Statement 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivatives are hedges, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The effective portion of a derivative's change in fair value will be immediately recognized in earnings.

                           Sea Pines Associates, Inc.

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currently, the Company has entered into two interest rate swap agreements as described in Note 5, which would be subject to the new Statement.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the prior years financial statements have been reclassified to conform to current year presentation.

2.       STATEMENTS OF CASH FLOWS

Supplemental disclosure of cash flows information follows (in thousands of dollars):

                                                    YEAR ENDED OCTOBER 31
                                              2000          1999         1998
                                            ------------------------------------

Cash paid during the year for:
   Interest, net of amounts capitalized       $1,305        $1,022       $1,352
   Income taxes                                   --         1,438          662

                           Sea Pines Associates, Inc.

3.       INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                                  OCTOBER 31
                                            2000              1999
                                      -----------------------------------

Merchandise                                    $537              $628
Supplies, parts and accessories                  36                37
Food and beverages                               87                44
Other                                            33                28
                                      -----------------------------------
                                               $693              $737
                                      ===================================
4.       REAL ESTATE ASSETS

Construction in progress of $13,916,000 and $6,575,000 at October 31, 2000 and 1999, consists primarily of costs related to The Inn at Harbour Town and the restoration of the Harbour Town Golf Links in 2000, and costs related to The Inn at Harbour Town and the Harbour Town Conference Center in 1999.

Operating properties consist of the following (in thousands of dollars):

                                                     OCTOBER 31
                                               2000              1999
                                         -----------------------------------

Land and improvements                          $22,050           $19,047
Buildings                                       13,178             8,466
Machinery and equipment                          8,895             7,308
                                         -----------------------------------
                                                44,123            34,821
Less accumulated depreciation                  (12,352)          (11,056)
                                         -----------------------------------
                                               $31,771           $23,765
                                         ===================================

Properties held for future development of $4,623,000 at October 31, 2000 and 1999 consist primarily of land and certain future development rights.

                           Sea Pines Associates, Inc.

5.       LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars):

                                                                     OCTOBER 31
                                                                2000             1999
                                                          ----------------------------------

Term note payable to bank, bearing interest at
  various London Interbank Offered Rates (LIBOR) (6.37%
  at October 31, 2000), plus 1.25% to 1.5%
  collateralized by substantially all assets of the
  Company. Principal is payable monthly from May
  through October each year in amounts ranging from
  $122,166 in 2001 to $220,979 in 2008. Interest is
  payable monthly. The note matures November 1, 2008.              $17,733          $18,133


$18.3 million revolving line of credit to bank,
   pre-approved for use in construction of the Company's
   inn and conference center and the golf restoration
   project, bearing interest at various London Interbank
   Offered Rates (LIBOR) (6.37% at October 31, 2000),
   plus 1.25% to 1.5% collateralized by substantially
   all assets of the Company. Interest is payable
   monthly. The line matures November 1, 2003.                      16,000            1,750
                                                          ----------------------------------
                                                                    33,733           19,883
Less current portion of long-term debt                                (733)            (400)
                                                          ----------------------------------
Total long-term debt                                               $33,000          $19,483
                                                          ==================================

                           Sea Pines Associates, Inc.

5.       LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS (CONTINUED)

Scheduled maturities of long-term debt as of October 31, 2000 are as follows (in thousands of dollars):

Year ending October 31
   2001                                      $     733
   2002                                            796
   2003                                            868
   2004                                         16,946
   2005                                          1,029
   Thereafter                                   13,361
                                           ---------------
Total                                          $33,733
                                           ===============


The loan agreements contain provisions and covenants which impose certain restrictions on the use of the Company's assets. The more significant of these restrictions include limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The Company maintains a $4,500,000 seasonal line of credit (the "Seasonal Line") with the same bank. Interest is payable monthly at LIBOR plus 1.5% and the Seasonal Line expires October 31, 2003. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. There was no outstanding balance as of October 31, 2000.

The Company has an interest rate swap agreement, which effectively fixes the interest rate on an $18 million notional principal amount at 5.24% plus a credit margin ranging from 1.25% to 1.5% for a period ending November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003.

In May 2000, the Company obtained a second interest rate swap agreement, which effectively fixes the interest rate on a $6 million notional principal amount at 6.58% plus a credit margin ranging from 1.25% to 1.5% for a period ending November 1, 2005.

                           Sea Pines Associates, Inc.

6.       INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands of dollars):

                                             YEAR ENDED OCTOBER 31
                                       2000           1999           1998
                                   --------------------------------------------
Current taxes:
   Federal                                  $133           $839           $506
   State                                      21            140            104
                                   --------------------------------------------
                                             154            979            610

Deferred income taxes (benefit):
   Federal                                  (218)           202            423
   State                                     (34)            31             66
                                   --------------------------------------------
                                            (252)           233            489
                                   --------------------------------------------
                                            $(98)        $1,212         $1,099
                                   ============================================


The reconciliation between actual income tax expense (benefit) and the amount calculated by applying the federal statutory rates to income (loss) before income taxes follows (in thousands of dollars):

                                                     YEAR ENDED OCTOBER 31
                                               2000            1999           1998
                                             ------------------------------------------
Tax at statutory federal income tax rates         $(165)           $1,113       $1,071
State income taxes, net of federal income
  tax benefit                                       (16)              108          116
Decrease in valuation allowance                      --              (168)         (80)
Charitable contribution expiration                   --               140           --
Offering costs                                       77                --           --
Other                                                 6                19           (8)
                                             ------------------------------------------
                                                   $(98)           $1,212       $1,099
                                             ==========================================

                           Sea Pines Associates, Inc.

6.       INCOME TAXES (CONTINUED)

The tax effects of the types of temporary differences and carryovers, which give rise to deferred income tax assets (liabilities) at October 31, 2000, 1999 and 1998, are as follows (in thousands of dollars):

                                                          OCTOBER 31
                                              2000            1999        1998
                                            ------------------------------------
Deferred revenue:
  Country club membership sales                 $34            $38          $43
Charitable contribution carryover                 4             --          235
License and fee income                          416            200          200
Accrued liabilities                             142            167          141
Other assets                                      7             15           19
                                            ------------------------------------
   Gross deferred income tax assets             603            420          638
Less:  Valuation allowance                      (23)           (23)        (191)
                                            ------------------------------------
   Deferred income tax assets                   580            397          447
                                            ------------------------------------
Depreciation                                   (164)          (231)         (78)
Other liabilities                               (81)           (83)         (53)
                                            ------------------------------------
   Gross deferred income tax liabilities       (245)          (314)        (131)
                                            ------------------------------------
Net deferred income tax assets                 $335            $83         $316
                                            ====================================


7.       SHAREHOLDERS' EQUITY

PREFERRED STOCK

Of the 5,000,000 authorized shares of preferred stock, 2,000,000 shares are designated as Series A cumulative preferred stock and 20,000 shares are designated as Series B junior cumulative preferred stock. The Board of Directors has the authority to approve the issuance amount, rights and powers of an additional 2,980,000 shares of non-Series A preferred stock except that such rights and powers shall not be superior to those of the Series A cumulative preferred shares.

                           Sea Pines Associates, Inc.

7.       SHAREHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK (CONTINUED)

The Series A cumulative preferred shares provide for a cumulative dividend of $0.722 per share per annum, payable in arrears as declared by the Board of Directors. These shares have a liquidation value of $7.60 per share plus accumulated but unpaid dividends. If four or more years of dividends are in arrears, the Series A cumulative preferred shareholders shall be entitled to elect a majority of the Board of Directors of the Company. All or any part of such shares may be redeemed at the option of the Company at liquidation value. As of October 31, 2000, all preferred stock dividends through October 31, 1999 have been declared and paid.

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

COMMON STOCK

Of the 23,000,000 authorized shares of common stock, 2,000,000 shares are designated as special common stock and 1,000,000 are designated as nonvoting common stock. All other shares are voting. The 3,545,400 shares of common stock outstanding are all voting common stock.

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

                           Sea Pines Associates, Inc.

7.       SHAREHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK EXCHANGE OFFER

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

In conjunction with the Exchange Offer, the Company declared a cash payment of $0.722 per share to be paid only to holders of record of Series A Preferred Stock who exchanged shares of Series A Preferred Stock in the Exchange Offer. This cash payment will be paid in four approximately equal quarterly installments, the first three of which were paid on April 17, 2000, July 17, 2000 and October 17, 2000. The last installment will be paid on January 15, 2001. In addition, a deemed dividend of $1,733,000 was recorded as a reduction to retained earnings.

The Company incurred approximately $294,000 in professional fees and other costs relating to this transaction. Costs of $202,000 have been expensed relating to the Common Stock Exchange. The remaining costs of $92,000 were capitalized as deferred financing costs and will be amortized over the 30-year life of the Trust Preferred Securities.

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

STOCK PURCHASE RIGHTS PLAN

On August 23, 1993 the Company's Board of Directors approved a Stock Purchase Rights Plan ("Plan") and declared a dividend distribution of one right ("Right") for each share of the Company's outstanding common stock. Each Right entitles a shareholder to purchase one one-thousandth of a share of Series B junior cumulative preferred stock at a price of $.50 per Right, subject to adjustment.

                           Sea Pines Associates, Inc.

7.       SHAREHOLDERS' EQUITY (CONTINUED)

STOCK PURCHASE RIGHTS PLAN (CONTINUED)

The Rights become exercisable after any person or group of affiliated or associated persons (an "Acquirer") acquires 20% percent or more of the Company's outstanding common stock or commences a tender offer that would result in the Acquirer owning 20% or more of the Company's outstanding common stock or an Acquirer has been designated an Adverse Person, as such term is defined in the Plan. The Plan was amended in connection with the Exchange Offer allowing the acquisition of 20% or more of the Company's outstanding common stock as a result of the shares acquired in the Exchange Offer. In the event the Rights become exercisable, a Right will entitle the holder to receive shares of the Company's common stock having a value equal to twice the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination or sale of 50% or more of its assets or earning power, a Right will entitle the holder to receive shares of the surviving company's common stock having a market value equal to twice the exercise price of the Right. The Board of Directors has the flexibility to lower the 20% threshold to not less than 10% under certain circumstances.

In general, the Rights may be redeemed by the Company at $.01 per Right at anytime before certain events occur. One Right is attached to and trades with each share of common stock. The Rights will not trade separately unless they become exercisable. All Rights expire on August 23, 2003.

8.       TIDEPOINTE PARTNERS

In 1998, a subsidiary of the Company owned a 17.5% interest in a general partnership, TidePointe Partners (the Partnership), which had been formed for the purpose of constructing, developing and operating a continuing care retirement community on Hilton Head Island, South Carolina, known as TidePointe. In June 1998, the Partnership sold all of its assets, and the Company recognized a gain of $179,375 from this sale.

                           Sea Pines Associates, Inc.

9.       COMMITMENTS

Rent expense aggregated $982,208, $694,591 and $554,077 for the years ended October 31, 2000, 1999 and 1998, respectively. Operating leases relate primarily to office space and equipment. Minimum annual rental commitments remaining at October 31, 2000, under noncancelable operating leases with original terms of at least one year are as follows (in thousands of dollars):


Year ending October 31
   2001                                          $784
   2002                                           576
   2003                                           518
   2004                                           315
   2005                                           140
   Thereafter                                     622
                                             ------------
                                               $2,955
                                             ============


In 1993, the Company made a commitment to donate approximately 404 acres of a wildlife preserve owned by the Company to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 2000 approximately 90 of the 404 acres have been donated and title transferred. The remaining 314 acres have been leased to the same not-for-profit organization for a nominal amount.

In 2000, the Company entered into a $12,539,000 construction contract for the construction of the Inn and Conference Center and the renovation of the Company's tennis facility. As of October 31, 2000, $11,417,783 has been paid under this contract. Total construction costs of these facilities, including architectural and engineering fees, capitalized interest and furniture, fixtures and equipment, are estimated at $17,813,485.

10.      CONTINGENCIES

The Company is subject to claims and suits in the ordinary course of business. In management's opinion, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

                           Sea Pines Associates, Inc.

11.      EMPLOYEE SAVINGS PLAN

Effective January 1, 1989, the Company adopted a 401(k) defined contribution plan for all eligible employees with a minimum of six months of service and who meet certain age requirements, as defined. The Company matches 50% of the first 6% of the participants' compensation. The Company's contributions to the plan were $148,000, $126,000 and $119,000 for the years ended October 31, 2000, 1999 and 1998, respectively.

12.      FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, other current assets, accounts payable, line of credit with bank, long-term debt and accruals meeting the definition of financial instruments approximate their fair values, as of October 31, 2000 and 1999. As of October 31, 2000 and 1999, the estimated fair value of the interest rate swap agreement, which is callable 2003, was $570,000 and $681,000, respectively. As of October 31, 2000, the estimated fair value of the interest rate swap agreement, which expires in November 2005, was $(150,000). Fair value of the interest rate swap was determined through a combination of management estimates and information obtained from third parties using market data such as bid/ask spreads, available on the last day of the business year.

13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended October 31, 2000 and 1999:

                                                           2000 Quarters
                                           ----------------------------------------------
                                             First      Second      Third      Fourth
                                           ----------------------------------------------

Revenues                                       $7,424     $15,219    $15,017     $11,179
Net income (loss)                              (1,147)      1,230        214        (686)
Earnings per common share
   Net income (loss), basic and diluted        $(0.74)      $0.34      $0.05      $(0.20)

                                                           1999 Quarters
                                           ----------------------------------------------
                                             First      Second      Third      Fourth
                                           ----------------------------------------------

Revenues                                       $6,544     $13,395    $14,786     $11,689
Net income (loss)                                (606)      1,252      1,535        (118)
Earnings per common share
   Net income (loss), basic and diluted        $(0.45)      $0.56      $0.71      $(0.18)

                           Sea Pines Associates, Inc.

14.      BUSINESS SEGMENT INFORMATION

The Company had two reportable business segments. The Company's reportable segments are organized by the type of operations and for the years ended October 31, 2000 and 1999 include: (1) resort activities, including home and villa management operations, golf course operations, food and beverage operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head, South Carolina, area. Included in all other segments is the Company's portion of the gain on the sale of the TidePointe Partners assets.

The Company evaluates performance and allocates resources based on earnings before interest, depreciation and other non-cash items. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies (Note 1). All intercompany transactions between segments have been eliminated upon consolidation.

                           Sea Pines Associates, Inc.

14.  BUSINESS SEGMENT INFORMATION (CONTINUED)

Segment information as of and for the years ended October 31, 2000, 1999 and 1998 are as follows: (Dollars in Thousands)

                                                                YEAR ENDED OCTOBER 31
                                                       2000             1999              1998
                                                 ----------------------------------------------------
Revenues:
   Resort                                                 $29,670           $28,941          $26,554
   Real estate brokerage                                   19,169            17,473           11,952
                                                 ----------------------------------------------------
                                                           48,839            46,414           38,506
                                                 ----------------------------------------------------

Interest expense:
   Resort                                                   1,426             1,099            1,345
                                                 ----------------------------------------------------
                                                            1,426             1,099            1,345
                                                 ----------------------------------------------------

Depreciation and amortization expense:
   Resort                                                   1,539             1,263            1,378
   Real estate brokerage                                       58                44               30
                                                 ----------------------------------------------------
                                                            1,597             1,307            1,408
                                                 ----------------------------------------------------

Segment (loss) income before income taxes:
   Resort                                                  (1,990)            1,368            1,511
   Real estate brokerage                                    1,503             1,907            1,459
   All other                                                   --                --              179
                                                 ----------------------------------------------------
                                                             (487)            3,275            3,149
                                                 ----------------------------------------------------

Identifiable assets:
   Resort                                                  53,905            40,234           35,769
   Real estate brokerage                                    3,089             2,456            2,156
                                                 ----------------------------------------------------
                                                          $56,994           $42,690          $37,925
                                                 ----------------------------------------------------