Form 10-Q
period 2001-01-31
SEA PINES ASSOCIATES INC
filed 2001-03-16
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended                  January 31, 2001
                                            ----------------

Commission file number              0-17517
                                    -------

                           Sea Pines Associates, Inc.
             (Exact name of registrant as specified in its charter)

         South Carolina                                 57-0845789
         --------------                                 ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


32 Greenwood Drive
Hilton Head Island, South Carolina                                    29928
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

                                 Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of January 31, 2001 was 3,545,400.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of January 31, 2001 and October 31, 2000                        4 - 5

         Condensed Consolidated Statements of Operations for
         the Three Months Ended January 31, 2001 and 2000                    6

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended January 31, 2001 and 2000                7

         Notes to Condensed Consolidated Financial Statements           8 - 11

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 12 - 15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  16

Item 2 - Changes in Securities                                              16

Item 3 - Defaults Upon Senior Securities                                    16

Item 4 - Submission of Matters To A Vote of
         Security Holders                                                   16

Item 5 - Other Information                                                  16

Item 6 - Exhibits and Reports on Form 8-K                                   16

Signatures                                                                  17

                                     PART I

THIS REPORT ON FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. THE INVESTMENT COMMUNITY IS CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH IN THIS REPORT, AND THOSE CONTAINED IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS REPORT ON FORM 10-Q, WHICH FACTORS ARE HEREBY INCORPORATED BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


Item 1.           Financial Statements

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       JANUARY 31,    OCTOBER 31,
                                                          2001            2000
                                                       (UNAUDITED)       (NOTE)
                                                         -------        -------
ASSETS
Current Assets:
  Cash and cash equivalents:
     Unrestricted                                        $    --        $   222
      Restricted                                           2,050          2,651
                                                         -------        -------
                                                           2,050          2,873

  Accounts and notes receivable, net of allowance
    for doubtful accounts of $19 and $18 at
    January 31, 2001 and October 31, 2000,
    respectively                                             701          1,072
  Current portion of notes receivable                         76             76
  Deferred income taxes                                       --             67
  Inventories                                                864            693
  Prepaid expenses                                           222            236
                                                         -------        -------
      Total current assets                                 3,913          5,017

Notes receivable, less current portion                     1,152          1,171
Deferred income taxes                                      1,402            268
Deferred loan fees, net                                       78             62
Other assets, net                                            164            166
                                                         -------        -------
                                                           2,796          1,667
Real estate assets
  Construction in progress                                   202         13,916
  Operating properties, net                               46,131         31,771
  Properties held for future development                   4,623          4,623
                                                         -------        -------
                                                          50,956         50,310
                                                         -------        -------

Total assets                                             $57,665        $56,994
                                                         =======        =======

Note: The condensed consolidated balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       JANUARY 31,    OCTOBER 31,
                                                          2001           2000
                                                       (UNAUDITED)      (NOTE)
                                                         -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                  $ 3,431        $ 4,977
  Advance deposits                                         2,890          2,562
  Current portion of deferred revenue                        380            376
  Income tax payable                                          --            154
  Line of credit                                           1,720             --
  Current maturities of long-term debt                     1,283            733
                                                         -------        -------
Total current liabilities                                  9,704          8,802
                                                         -------        -------

Long-term debt                                            34,750         33,000
Interest rate swap agreement                                 491             --
Deferred revenue                                             694            756
Trust Preferred Securities                                 2,480          2,480
                                                         -------        -------
   Total liabilities                                      48,119         45,038
                                                         -------        -------

Commitments and contingencies

Shareholders' equity:
  Series A cumulative preferred stock, no par
    value, 2,000,000 shares authorized; 220,900
    shares issued and outstanding at January 31,
    2001 and October 31, 2000 (liquidation
    preference $1,678,840 at January 31, 2001 and
    October 31, 2000)                                      1,294          1,294
  Series B junior cumulative preferred stock, no
    par value, 20,000 shares authorized; none
    issued or outstanding                                     --             --
  Common stock, 23,000,000 shares authorized;
    3,545,400 shares issued and outstanding at
    January 31, 2001 and October 31, 2000                  7,343          7,343
  Retained earnings                                          909          3,319
                                                         -------        -------
Total shareholders' equity                                 9,546         11,956
                                                         -------        -------
Total Liabilities and Shareholders' Equity               $57,665        $56,994
                                                         =======        =======

Note: The condensed consolidated balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)



                                                 THREE MONTHS ENDED
                                                    JANUARY 31,
                                               2001            2000
                                            (UNAUDITED)     (UNAUDITED)
                                              -------         -------
Revenues                                      $ 7,790         $ 7,424

Cost and expenses:
   Cost of revenues                             6,928           6,331
   Sales and marketing expenses                   854             755
   General and administrative expenses          1,651           1,468
   Depreciation and amortization                  559             334
                                              -------         -------
       Total costs and expenses                 9,992           8,888
                                              -------         -------

Loss from operations                           (2,202)         (1,464)

Other income (expense):
   Gain on sale of assets, net                     51              --
   Interest income                                 27              29
   Interest rate swap agreement                  (491)             --
   Interest expense                              (702)           (303)
                                              -------         -------
     Total other income (expense)              (1,115)           (274)
                                              -------         -------

Loss before income tax benefit                 (3,317)         (1,738)
Income tax benefit                              1,067             591
                                              -------         -------
Net loss                                       (2,250)         (1,147)

Preferred stock dividend requirement              (40)           (222)
                                              -------         -------
Net loss attributable to common stock         $(2,290)        $(1,369)
                                              =======         =======

Per share of common stock
  Net loss                                    $ (0.65)        $ (0.74)
                                              =======         =======


  See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                 THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                                2001            2000
                                                             (UNAUDITED)     (UNAUDITED)
                                                               -------         -------
Cash Flows From Operating Activities:
Net Loss                                                       $(2,250)        $(1,147)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                   559             334
   Deferred revenue                                                (58)           (518)
   Allowance for doubtful accounts                                   1              --
   Deferred income taxes                                        (1,067)           (591)
   Gain on sale of asset                                           (51)             --
Changes in current assets and liabilities:
   Restricted cash                                                 601            (666)
   Accounts and notes receivable                                   389           1,237
   Inventories                                                    (171)             33
   Offering costs                                                   --            (300)
   Prepaid expenses                                                 14              53
   Other assets                                                      2              (9)
   Accounts payable and accrued expenses                        (1,487)            986
   Advance deposits                                                328           1,239
   Income taxes payable                                           (154)             --
                                                               -------         -------
Net cash (used in) provided by operating activities             (3,344)            651
                                                               -------         -------

Cash Flows from Investing Activities:
   Proceeds from sale of assets                                     68              --
   Capital expenditures and property acquisitions               (1,222)         (3,439)
                                                               -------         -------
Net cash used in investing activities                           (1,154)         (3,439)
                                                               -------         -------

Cash Flows from Financing Activities:
   Payment of deferred loan fees                                   (14)             --
   Additional borrowing on revolving loan                        2,300           1,000
   Additional borrowing on line of credit                        1,720           1,348
   Interest rate swap agreement                                    491              --
   Dividends paid                                                 (221)           (222)
                                                               -------         -------
Net cash provided by financing activities                        4,276           2,126
                                                               -------         -------

Net increase (decrease) in unrestricted cash and cash
   equivalents                                                    (222)           (662)
Unrestricted cash and cash equivalents at beginning of
   period                                                          222             662
                                                               -------         -------
Unrestricted cash and cash equivalents at end of period        $    --         $    --
                                                               =======         =======


  See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      JANUARY 31, 2001 AND OCTOBER 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ended October 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                           JANUARY 31,           OCTOBER 31,
                                              2001                  2000
                                         --------------------------------------

 Merchandise                                    $710                  $537
 Supplies, parts and accessories                  35                    36
Food and beverage                                 80                    87
Other                                             39                    33
                                         --------------------------------------
                                                $864                  $693
                                         ======================================

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):

                                              JANUARY 31,       OCTOBER 31,
                                                 2001              2000
                                          -------------------------------------

 Land and land improvements                     $25,359           $22,050
 Buildings                                       23,624            13,178
Machinery and equipment                          10,058             8,895
                                          -------------------------------------
                                                 59,041            44,123
Less - Accumulated depreciation                 (12,910)          (12,352)
                                          -------------------------------------
                                                $46,131           $31,771
                                          =====================================

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars)

                                                                    JANUARY 31,           OCTOBER 31,
                                                                       2001                  2000
                                                               --------------------------------------------

Term note payable to bank, bearing interest at
various London Interbank Offered Rates (LIBOR)
(6.5625% at January 31, 2001), plus 1.25% to 1.5%,
collateralized by substantially all assets of the
Company. Principal is payable monthly from May
through October each year in amounts ranging from
$122,245 in 2001 to $220,979 in 2008. Interest is
payable monthly. The note matures November 1, 2008.                   $17,733               $17,733

$18.3 million revolving line of credit to bank,
pre-approved for use in construction of the Company's
inn and conference center and the golf restoration
project, bearing interest at various London Interbank
Offered Rates (LIBOR) (6.5625% at January 31, 2001),
plus 1.25% to 1.5% collateralized by substantially
all assets of the Company. A principal reduction of
$550,000 is required to be paid on or before October
31, 2001. Interest is payable monthly. The line
matures November 1, 2003.                                              18,300                16,000
                                                               --------------------------------------------

                                                                       36,033                33,733

Less current portion of long-term debt                                 (1,283)                 (733)
                                                               --------------------------------------------


 Total long-term debt                                                 $34,750               $33,000
                                                               ============================================

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

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In conjunction with the Exchange Offer, the Company declared a cash payment of $0.722 per share to be paid only to former shareholders who exchanged shares of Series A Preferred Stock in the Exchange Offer. The payments were made in four approximately equal quarterly installments. The installment dates were April 17, 2000, July 17, 2000, October 17, 2000 and January 15, 2001.

The Company incurred approximately $293,000 in professional fees and other costs relating to this transaction. Costs of $201,000 have been expensed. The remaining costs of $92,000 were capitalized as deferred financing costs and will be amortized over the 30-year life of the Trust Preferred Securities.

The Trust Preferred Securities bear interest at 9.5% per annum with payments due quarterly, nine months in arrears. The first interest payment was paid January 31, 2001. The Trust Preferred Securities mature on January 31, 2030. The Company has the right to redeem the Trust Preferred Securities on or after January 31, 2003 as specified in the indenture agreement. The Trust Preferred Securities are subordinate in right of payment to all senior debt of the Company.

NOTE 7 - ADOPTION OF NEW ACCOUNTING STANDARD

On November 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS 133 affects the accounting for the Company's interest rate swap agreements.

The Company's results of operations can be significantly effected by changes in interest rates as the outstanding debt has variable interest rates based on a LIBOR index. To manage the risks associated with changes in interest rates, the Company entered into two interest rate swap agreements, which have maturities of November 1, 2005 and November 10, 2005, to fix the interest rate the Company is charged on a notional amount of $24 million of the outstanding debt.

Upon adoption of SFAS 133, the Company recorded the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company will adjust the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair value of the derivative is immediately recognized in the consolidated statement of operations. For the quarter ended January 31, 2001, the Company recognized $490,669 in the consolidated statement of operations for the fair value of the interest rate swap agreements and is recorded as other expense.

NOTE 8 - BUSINESS SEGMENT INFORMATION

The Company has two reportable business segments. The Company's reportable segments are organized by the type of operations and include: (1) resort activities, including home and villa rental management operations, a 60-room inn, golf course operations, food and beverage operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head Island, South Carolina area.

The Company evaluates performance and allocates resources based on earnings before interest, depreciation and other non-cash items. All inter-company transactions between segments have been eliminated upon consolidation.

                                                           QUARTER ENDED
                                                            JANUARY 31,
                                                    2001                  2000
                                                 (UNAUDITED)          (UNAUDITED)
                                              ----------------------------------------

Revenues:
   Resort                                              $3,035            $3,404
   Real estate brokerage                                4,755             4,020
                                              ----------------------------------------
                                                       $7,790            $7,424
                                              ----------------------------------------

 Interest expenses
                                              ----------------------------------------
   Resort                                                $702              $303
                                              ----------------------------------------

Depreciation and amortization expenses
   Resort                                                $542              $321
   Real estate brokerage                                   17                13
                                              ----------------------------------------
                                                         $559              $334
                                              ----------------------------------------

 Segment income (loss) before income taxes
   Resort                                             $(3,571)          $(1,965)
   Real estate brokerage                                  254               227
                                              ----------------------------------------
                                                      $(3,317)          $(1,738)
                                              ----------------------------------------

Identifiable assets
   Resort                                             $56,109           $53,905
   Real estate brokerage                                1,556             3,089
                                              ----------------------------------------
                                                      $57,665           $56,994
                                              ----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a tennis center, a home and villa rental management business, a 60-room inn, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with seventeen offices serving Hilton Head Island and its neighboring communities.

Results of Operations for 1st Quarter 2001 as Compared with 1st Quarter 2000

Revenues for the first quarter 2001 totaled $7,790,000, a 4.9% increase over first quarter 2000 revenues, while loss from operations increased by $738,000, or 50.4%, during the same period. The revenue increase is summarized as follows (amounts in thousands):

                                   1st Qtr.       1st Qtr.
                                     2001          2000           Change
                                    ------        -------         -----

Revenues:
--------
   Resort
         Golf                       $1,304        $ 1,870         $(566)
         Rental Management             605            810          (205)
         Food & Beverage               393            291           102
         Inn at Harbour Town           164             --           164
         Other Resort                  569            433           136
                                    ------        -------         -----
                                    $3,035        $ 3,404         $(369)

   Real Estate brokerage             4,755          4,020           735
                                    ------        -------         -----

   Total revenues                   $7,790        $ 7,424         $ 366
                                    ======        =======         =====

Golf revenues declined by $566,000, or 30.3%, during the first quarter 2001 as compared with the first quarter 2000. This decline is primarily the result of the closure of the Harbour Town Golf Links for a major restoration project. The golf course was closed in May 2000 for a complete renovation of the greens, tees, bunkers and cart paths and reopened on December 18, 2000.

Lodging revenues from the Company's rental management operation declined by $205,000, or 25.3%, during the first quarter 2001 as compared with the first quarter 2000. This decrease was primarily the result of colder than normal weather and the closure of the Harbour Town Golf Links. Reservation call volume due to the above two factors decreased during the months of November and December 2000.

Food and beverage revenues increased by $102,000, or 35.1%, during the first quarter 2001 as compared with the first quarter 2000. This increase was due to an increased focus on the catering business, which more than offset revenue declines at the Heritage Grill and Lakehouse Restaurant due to the Company's decision to reduce operating hours at both these locations during the slower winter months.

The Inn at Harbour Town opened in November 2000, and revenues totaled $164,000 during the first quarter 2001.

Other resort revenues increased by $136,000, or 31.4%, during the first quarter 2001 as compared with the first quarter 2000. This increase is primarily a timing difference due to the sales of club memberships in the Sea Pines Country Club. Some of the club memberships sold during fiscal year 2000 were not sold until the second quarter. Club membership sales for both fiscal 2001 and fiscal 2000 totaled $260,000.

Real Estate brokerage revenues increased by $735,000, or 18.3%, during the first quarter 2001 as compared with first quarter 2000.

Loss from operations totaled $(2,202,000) in the first quarter of 2001, $738,000, or 50.4%, larger than the same period in 2000. This decline is summarized as follows:

                                  1st Qtr.        1st Qtr.
                                    2001            2000          Change
                                  -------         -------         -----

Income (loss) from operations:
-----------------------------
   Resort
      Golf                        $    38         $   545         $(507)
      Rental Management              (203)           (187)          (16)
      Food & Beverage                (181)           (280)           99
      Inn at Harbour Town            (139)             --          (139)
      Other Resort                 (1,971)         (1,769)         (202)
                                  -------         -------         -----
                                  $(2,456)        $(1,691)        $(765)

Real Estate brokerage                 254             227            27
                                  -------         -------         -----

Total loss from operations        $(2,202)        $(1,464)        $(738)
                                  =======         =======         =====

Income from golf operations declined by $507,000, or 93%, during the first quarter 2001 as compared with the same period last year. This decline is the result of the closure of the Harbour Town Golf Links for the restoration project as previously discussed.

Loss from rental management operations increased by $16,000, or 8.6%, during the first quarter 2001 as compared with the same period last year. This decline is the result of the reduction of rental management revenue as previously discussed.

The Company's food and beverage operation produced an operating loss of $181,000 during the first quarter 2001, an improvement of $99,000, or 35.4%, over the loss incurred during the first quarter 2000. As previously discussed, this improvement is primarily the result of increased catering business during the quarter.

Loss from The Inn at Harbour Town was $139,000 during the first quarter 2001. As mentioned above, the Inn opened in November 2000.

Other resort departments include general and administrative costs along with tennis operations and other recreation operations. These departments produced an operating loss of $1,971,000 during the first quarter 2001, an 11.4% increase over the loss incurred in the first quarter 2000. Several factors caused this increase in operating loss, including: an increase in conference sales costs due to expanded marketing efforts relating to the new Harbour Town Conference Center and The Inn at Harbour Town, an increase in medical claims paid by the Company's self-funded medical plan, increased marketing costs relating to the reopening of the Harbour Town Golf Links and increased depreciation expenses relating to the new Harbour Town Conference Center, The Inn at Harbour Town and Harbour Town Golf Links.

Income from real estate brokerage operations increased by $27,000, or 11.9%, in the first quarter 2001 as compared with the first quarter 2000.

Consolidated cost of revenues increased by $597,000, or 9.4%, during the first quarter 2001 as compared to the same period last year. This increase is primarily attributable to volume increases in real estate brokerage.

Sales and marketing expenses increased by $99,000, or 13.1%, during the first quarter 2001 as compared with the first quarter 2000. This increase results from costs associated with additional marketing efforts for the reopening of the Harbour Town Golf Links and the opening of The Inn at Harbour Town.

General and administrative expenses increased by $183,000, or 12.5%, during the first quarter 2001 as compared with the first quarter 2000. As previously discussed, this was primarily attributed to increased costs of medical claims paid by the Company's self-funded medical plan.

Depreciation and amortization costs increased by $225,000, or 67.4%, during the first quarter 2001 as compared with the same period last year. This increase results from depreciation of the Company's new Harbour Town Conference Center, The Inn at Harbour Town, restoration of the Harbour Town Golf Links and the renovation of the Sea Pines Racquet Club.

A gain of $51,000 from the sale of Company-owned density units (building rights) was recorded in the first quarter 2001.

Interest income declined slightly by $2,000, or 6.9%, during the first quarter 2001 as compared to the same period last year.

Interest rate swap agreement expense increased by $491,000 during the first quarter 2001. This increase is attributable to the adoption of SFAS 133 as was previously discussed in Note 7 above.

Interest expense increased by $399,000, or 131.7%, during the first quarter 2001 as compared with the same period last year. This increase is attributable to an increase in outstanding debt from the construction of the Harbour Town projects and interest on the new Trust Preferred Securities, which were issued by the Company in February 2000 in connection with the Exchange Offer.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $823,000 during first quarter 2001 and totaled approximately $2,050,000 at January 31, 2001, of which all was restricted. Working capital decreased during the first quarter 2001 by $2,006,000, resulting in a working capital deficit of $5,791,000 at January 31, 2001.

In fiscal year 2000 and the first quarter 2001, the Company invested approximately $21,384,000 in capital projects. The capital expenditures primarily involved the completion of the four construction projects in the Harbour Town area within Sea Pines. These projects include the Harbour Town Conference Center which was completed in April 2000, the renovation of the Sea Pines Racquet Club also completed in April 2000, The Inn at Harbour Town which opened in the first quarter 2001 and the restoration of Harbour Town Golf Links which also was completed in the first quarter 2001.

Under a Master Credit Agreement with its corporate lender, the Company maintains three loan facilities: a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these three loan facilities total $40,533,000, of which $37,753,000 was outstanding at January 31, 2001.

The term loan had an outstanding principal amount of $17,733,000 as of January 31, 2001 and matures on November 1, 2008.

The $18,300,000 revolving line of credit was pre-approved by the bank for use in the construction of the four Harbour Town construction projects. As of January 31, 2001, $18,300,000 was outstanding under the revolving line of credit.

The available balance under the seasonal line of credit totals $4,500,000 and is used to meet cash requirements during the Company's off-season winter months. As of January 31, 2001, $1,720,000 was outstanding under the seasonal line of credit.

The Company has two interest swap agreements which effectively fixed the interest rate on a $24 million notional principal amount outstanding under the loan facilities described above. $18 million has been fixed at 5.24% per annum plus a credit margin ranging from 1.25% to 1.5%, and $6 million has been fixed at 6.58% plus a credit margin ranging from 1.25% to 1.5%.

The Company expects that available cash, cash provided by operations, and existing short-term and long-term lines of credit will be sufficient to meet its cash requirements through at least October 31, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended January 31, 2001, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

There have been no material changes in any of the legal proceedings discussed in the Company's 2000 Annual Report on Form 10-K. See Item 3 "Legal Proceedings" of Form 10-K for a complete discussion.

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

                                        SEA PINES ASSOCIATES, INC.



Date:  March 16, 2001                   Norman P. Harberger
       --------------                   -------------------
                                        Norman P. Harberger
                                        Chairman (duly authorized officer)



Date:  March 16, 2001                   Thomas C. Morton
       --------------                   ----------------
                                        Thomas C. Morton
                                        Treasurer  (principal financial officer)

EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

Exhibit No.
-----------

3(a)         Articles of Incorporation of Registrant, as Amended
                  (Incorporated by reference to Exhibit 3(a) to Form 10-K filed January 29, 2001)

3(b)         Amended Bylaws of Registrant as revised
                  January 29, 2001

4(a)         First Amended and Restated Rights Agreement
                  between Sea Pines Associates, Inc. and
                  EquiServe Trust Company, NA dated as of
                  August 23, 1993 and Amended and Restated as of July 20, 1999 (Incorporated by reference to Form 8A12G/A filed August 8, 1999)

4(b)         First Amendment to First Amended and Restated Rights
                  Agreement between Sea Pines Associates, Inc. and
                  EquiServe Trust Company, NA dated as of December 13,
                  1999 (Incorporated by reference to Exhibit 4(b) to Form 10-K filed January 29, 2001)

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

10(i)             Mortgage Modification and Restatement Agreement dated
                           October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank,
                           N.A. with respect to the note in 10(f) above. (Incorporated by reference to Exhibit 10(r) to Form 10-K filed January 29, 1999)

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

10(l)             First Master Credit Modification Agreement dated October 31,
                           1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA. (Incorporated by reference to Exhibit 10(m) to Form 10-K filed January 27, 2000)

Exhibit No.
-----------

10(m)        First Revolving Line of Credit Note Modification Agreement
                  dated October 31, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA (Incorporated by reference to Exhibit 10(n) to Form 10-K filed January 27, 2000)

10(n)        First Seasonal Line of Credit Note Modification Agreement
                  dated December 20, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA (Incorporated by reference to Exhibit 10(o) to Form 10-K filed January 27, 2000)

10(o)        First Term Note Modification Agreement dated December 20, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, NA (Incorporated by reference to
                  Exhibit 10(p) to Form 10-K filed January 27, 2000)

10(p)        Standard Form of Agreement between Owner and Contractor dated
                  June 17, 1999 between Sea Pines Company, Inc. and Harden Fraser Construction, Inc. (Incorporated by reference to
                  Exhibit 10(q) to Form 10-K filed January 27, 2000)

10(q)        Second Master Credit Agreement Modification Agreement dated
                  December 5, 2000 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A.
                  (Incorporated by reference to Exhibit 10(q) to Form 10-K filed January 29, 2001)

10(r)        Second Seasonal Line of Credit Note Modification Agreement
                  dated December 5, 2000 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank
                  (Incorporated by reference to Exhibit 10(r) to Form 10-K filed January 29, 2001)

  99.1        Safe Harbor Disclosure