Form 10-Q
period 2001-04-30
SEA PINES ASSOCIATES INC
filed 2001-06-08
CIK 846926

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended                  April 30, 2001
                                            --------------

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

                                 Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 3,545,400.

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.
                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as
         of April 30, 2001 and October 31, 2000                          4 - 5

         Condensed Consolidated Statements of Operations for
         the Six Months Ended April 30, 2001 and 2000                        6

         Condensed Consolidated Statements of Cash Flows
         for the Six Months ended April 30, 2001 and 2000                    7

         Notes to Condensed Consolidated Financial Statements           8 - 11

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 12 - 18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  19

Item 2 - Changes in Securities and Use of Proceeds                          19

Item 3 - Defaults Upon Senior Securities                                    19

Item 4 - Submission of Matters To A Vote of
         Security Holders                                              19 - 20

Item 5 - Other Information                                                  20

Item 6 - Exhibits and Reports on Form 8-K                                   20

Signatures                                                                  21

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


Item 1.           Financial Statements

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                     APRIL 30,            OCTOBER 31,
                                                                       2001                  2000
                                                                    (UNAUDITED)             (NOTE)
                                                               --------------------------------------------
 ASSETS
 Current Assets:
   Cash and cash equivalents:
      Unrestricted                                                    $     -               $   222
       Restricted                                                       4,498                 2,651
                                                               --------------------------------------------
                                                                        4,498                 2,873

   Accounts and notes receivable, net of allowance for
     doubtful accounts of $22 and $18 at April 30, 2001 and
     October 31, 2000, respectively                                     2,628                 1,072
   Current portion of notes receivable                                     79                    76
   Deferred income taxes                                                    -                    67
   Inventories                                                          1,093                   693
   Prepaid expenses                                                       409                   236
                                                               --------------------------------------------
       Total current assets                                             8,707                 5,017

 Notes receivable, less current portion                                 1,131                 1,171
 Deferred income taxes                                                  1,053                   268
 Deferred loan fees, net                                                  193                   168
 Other assets, net                                                         60                    60
                                                               --------------------------------------------
                                                                        2,437                 1,667
 Real estate assets
   Construction in progress                                               202                13,916
   Operating properties, net                                           45,975                32,131
   Properties held for future development                               4,246                 4,263
                                                               --------------------------------------------
                                                                       50,423                50,310
                                                               --------------------------------------------

 Total assets                                                         $61,567               $56,994
                                                               ============================================

Note: The condensed consolidated balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                     APRIL 30,            OCTOBER 31,
                                                                       2001                  2000
                                                                    (UNAUDITED)             (NOTE)
                                                               --------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable and accrued expenses                              $ 4,559               $ 4,977
   Advance deposits                                                     4,453                 2,562
   Current portion of deferred revenue                                    294                   376
   Income tax payable                                                       -                   154
   Line of credit                                                       2,300                     -
   Current maturities of long-term debt                                 1,283                   733
                                                               --------------------------------------------
 Total current liabilities                                             12,889                 8,802
                                                               --------------------------------------------

 Long-term debt                                                        34,750                33,000
 Interest rate swap agreement                                             609                     -
 Deferred revenue                                                         635                   756
 Trust Preferred Securities                                             2,480                 2,480
                                                               --------------------------------------------
    Total liabilities                                                  51,363                45,038
                                                               --------------------------------------------

 Commitments and contingencies

 Shareholders' equity:
   Series A cumulative preferred stock, no par
     value, 2,000,000 shares authorized; 220,900
     shares issued and outstanding at April 30,
     2001 and October 31, 2000 (liquidation
     preference $1,678,840 at April 30, 2001 and
     October 31, 2000)                                                  1,294                 1,294
   Series B junior cumulative preferred stock, no
     par value, 20,000 shares authorized; none
     issued or outstanding                                                  -                     -
   Common stock, 23,000,000 shares authorized;
     3,545,400 shares issued and outstanding at
     April 30, 2001 and October 31, 2000                                7,343                 7,343
   Retained earnings                                                    1,567                 3,319
                                                               --------------------------------------------
 Total shareholders' equity                                            10,204                11,956
                                                               --------------------------------------------
 Total Liabilities and Shareholders' Equity                           $61,567               $56,994
                                                               ============================================

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

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                     QUARTER ENDED                     SIX MONTHS ENDED
                                                        APRIL 30,                          APRIL 30,
                                                 2001              2000             2001               2000
                                              (UNAUDITED)      (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                                           -------------------------------------------------------------------------

Revenues                                           $14,259           $15,087          $22,049           $22,511

Costs and expenses:
   Cost of revenues                                  9,285            10,240           16,213            16,571
   Sales and marketing expenses                        789               638            1,643             1,393
   General and administrative expenses               1,863             1,511            3,514             2,979
   Depreciation and amortization                       580               374            1,139               708
                                           -------------------------------------------------------------------------
     Total costs and expenses                       12,517            12,763           22,509            21,651
                                           -------------------------------------------------------------------------

 Income (loss) from operations                       1,742             2,324             (460)              860

 Other income (expenses):
   Gain on sale of assets, net                         119                 6              170                 6
   Interest income                                      26                32               52                61
   Interest rate swap agreement                       (118)                -             (609)                -
   Interest expense                                   (757)             (304)          (1,458)             (607)
   Exchange offer costs                                  -              (195)               -              (195)
                                           -------------------------------------------------------------------------
     Total other income (expense)                     (730)             (461)          (1,845)             (735)
                                           -------------------------------------------------------------------------

Income (loss) before income taxes                    1,012             1,863           (2,305)              125
 Income tax (provision) benefit                       (350)             (633)             717               (42)
                                           -------------------------------------------------------------------------

 Net income (loss)                                     662             1,230           (1,588)               83

Preferred stock dividend requirement                   (40)              (40)             (80)             (262)
                                           -------------------------------------------------------------------------
Net income (loss) attributable to common
   stock                                           $   622           $ 1,190          $(1,668)          $  (179)
                                           =========================================================================

Per share of common stock
   Net income (loss) - basic and diluted           $  0.18           $  0.34         ($  0.47)         ($  0.07)
                                           =========================================================================

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                             SIX MONTHS ENDED
                                                                                 APRIL 30,
                                                                         2001                  2000
                                                                      (UNAUDITED)           (UNAUDITED)
                                                                 --------------------------------------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                       $ (1,588)              $    83
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                           1,139                   708
   Deferred revenue                                                         (203)                 (606)
   Allowance for doubtful accounts                                             4                    17
   Deferred income taxes                                                    (717)                   83
   Gain on sale of asset                                                    (170)                    -
Changes in current assets and liabilities:
   Restricted cash                                                        (1,847)               (2,055)
   Accounts and notes receivable                                          (1,523)                 (527)
   Inventories                                                              (400)                  (21)
   Prepaid expenses                                                         (173)                 (219)
   Other assets                                                                -                   (97)
   Accounts payable and accrued expenses                                    (322)                2,186
   Advance deposits                                                        1,891                 1,745
   Income taxes payable                                                     (154)                   40
                                                                 --------------------------------------------
Net cash (used in) provided by operating activities                       (4,063)                1,337
                                                                 --------------------------------------------

Cash Flows from Investing Activities:
   Proceeds from sale of assets                                              333                     -
   Capital expenditures and property acquisitions                         (1,410)               (7,806)
                                                                 --------------------------------------------
Net cash used in investing activities                                     (1,077)               (7,806)
                                                                 --------------------------------------------

Cash Flows from Financing Activities:
   Payment of deferred loan fees                                             (30)                    -
   Additional borrowing on revolving loan                                  2,300                 6,250
   Additional borrowing on line of credit                                  2,300                     -
   Interest rate swap agreement                                              609                     -
   Dividends paid                                                           (261)                 (443)
                                                                 --------------------------------------------
Net cash provided by financing activities                                  4,918                 5,807
                                                                 --------------------------------------------

Net increase (decrease) in unrestricted cash and cash
   equivalents                                                              (222)                 (662)
Unrestricted cash and cash equivalents at beginning of period                222                   662
                                                                 --------------------------------------------
Unrestricted cash and cash equivalents at end of period                 $      -               $     -
                                                                 ============================================

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       APRIL 30, 2001 AND OCTOBER 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2000 have been reclassified to conform with the quarter ended April 30, 2001 presentation. Operating results for the six month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ended October 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                             APRIL 30,            OCTOBER 31,
                                               2001                  2000
                                       -----------------------------------------

 Merchandise                                   $  883                  $537
 Supplies, parts and accessories                   35                    36
Food and beverage                                 138                    87
Other                                              37                    33
                                       -----------------------------------------
                                               $1,093                  $693
                                       =========================================

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):

                                        APRIL 30,            OCTOBER 31,
                                          2001                  2000
                                  --------------------------------------------

 Land and land improvements              $25,359               $22,050
 Buildings                                23,856                13,538
Machinery and equipment                   10,237                 8,895
                                  --------------------------------------------
                                          59,452                44,483
Less - Accumulated depreciation          (13,477)              (12,352)
                                  --------------------------------------------
                                         $45,975               $32,131
                                  ============================================

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars)

                                                                     APRIL 30,            OCTOBER 31,
                                                                       2001                  2000
                                                               --------------------------------------------

Term note payable to bank, bearing interest at
various London Interbank Offered Rates (LIBOR)
(5.0788% at April 30, 2001), plus 1.25% to 1.5%,
collateralized by substantially all assets of the
Company. Principal is payable monthly from May
through October each year in amounts ranging from
$122,245 in 2001 to $220,979 in 2008. Interest is
payable monthly. The note matures November 1, 2008.                  $17,733               $17,733

$18.3 million revolving line of credit to bank,
pre-approved for use in construction of the Company's
inn and conference center and the golf restoration
project, bearing interest at various London Interbank
Offered Rates (LIBOR) (5.0788% at April 30, 2001),
plus 1.25% to 1.5% collateralized by substantially
all assets of the Company. A principal reduction of
$550,000 is required to be paid on or before October
31, 2001. Interest is payable monthly. The line
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
                                                               ============================================

The Company maintains a $4,500,000 seasonal line of credit (the "Seasonal Line") with the same bank. Interest is payable monthly at LIBOR plus 1.5%, and the Seasonal Line expires on October 31, 2003. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of April 30, 2001, $2,300,000 was outstanding under the Seasonal Line.

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

NOTE 6 - ADOPTION OF NEW ACCOUNTING STANDARD

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

Upon adoption of SFAS 133, the Company recorded the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company will adjust the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair value of the derivative is immediately recognized in the consolidated statement of operations. For the quarter and six-month period ended April 30, 2001, the Company recorded $118,000 and $609,000 respectively, of expense in the consolidated statement of operations for the change in fair value of the interest rate swap agreements.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                                     QUARTER ENDED                     SIX MONTHS ENDED
                                                        APRIL 30,                          APRIL 30,
                                                 2001              2000             2001               2000
                                              (UNAUDITED)      (UNAUDITED)       (UNAUDITED)        (UNAUDITED)
                                           -------------------------------------------------------------------------
Revenues:
   Resort                                          $10,419           $10,280          $13,454           $13,684
   Real estate brokerage                             3,840             4,807            8,595             8,827
                                           -------------------------------------------------------------------------
                                                   $14,259           $15,087          $22,049           $22,511
                                           =========================================================================

Interest expense:
   Resort                                        $     757         $     304      $     1,458         $     607
                                           =========================================================================

Depreciation and amortization expense:
   Resort                                        $     563         $     360      $     1,105         $     681
   Real estate brokerage                                17                14               34                27
                                           -------------------------------------------------------------------------
                                                 $     580         $     374      $     1,139         $     708
                                           =========================================================================

Segment income (loss) before income taxes:
   Resort                                         $    885          $  1,497      $    (2,686)        $    (468)
   Real estate brokerage                               127               366              381               593
                                           -------------------------------------------------------------------------
                                                  $  1,012          $  1,863      $    (2,305)        $     125
                                           =========================================================================

                                                       AS OF APRIL 30,
                                                    2001              2000
                                                 (UNAUDITED)       (UNAUDITED)
                                           -----------------------------------
Identifiable assets:
   Resort                                          $58,609           $49,063
   Real estate brokerage                             2,958             2,867
                                           -----------------------------------
                                                   $61,567           $51,930
                                           ===================================

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

Results of Operations for 2nd Quarter 2001 as Compared with 2nd Quarter 2000

Revenues for the second quarter 2001 totaled $14,259,000, a 5.5% decline from second quarter 2000 revenues, and income from operations declined by $582,000, or 25.0%, during the same period. The revenue decline is summarized as follows (amounts in thousands):

                                   2nd Qtr.       2nd Qtr.
                                     2001           2000          Change
                                   -------        -------        -------
Revenues:
--------
  Resort
        Golf                       $ 3,773        $ 3,835        $   (62)
        Rental management            2,968          3,336           (368)
        Food and beverage            1,382          1,234            148
        Inn at Harbour Town            742             --            742
        Other resort                 1,554          1,875           (321)
                                   -------        -------        -------
                                    10,419         10,280            139

  Real estate brokerage              3,840          4,807           (967)
                                   -------        -------        -------

  Total revenues                   $14,259        $15,087        $  (828)
                                   =======        =======        =======

Golf revenues declined by $62,000, or 1.6%, during the second quarter 2001 as compared with the second quarter 2000. This slight decline in revenues was caused primarily by cold weather early in the quarter which required the closure of the Company's golf courses.

Lodging revenues from the Company's rental management operation declined by $368,000, or 11.0%, during the second quarter 2001 as compared with the second quarter 2000. This decrease was primarily due to the current economic downturn and to reduced lodging revenue caused by the Family Circle Tennis Tournament's move to Charleston, South Carolina.

Food and beverage revenues increased by $148,000, or 12.0%, during the second quarter 2001 as compared with the second quarter 2000. This increase was due to an increased focus on the catering business with the addition of the Harbour Town Conference Center which opened in April of 2000.

The Inn at Harbour Town opened in November 2000, and revenues totaled $742,000 during the second quarter 2001. Total occupancy during the quarter was 73.5%, and the average daily rate was $180.91.

Other resort revenues declined by $321,000, or 17.1%, during the second quarter 2001 as compared with the second quarter 2000. This decline is due primarily to the elimination of $275,000 in tournament revenues from the Family Circle Tennis Tournament as discussed earlier.

Real estate brokerage revenues declined by $967,000, or 20.1%, during the second quarter 2001 as compared with the second quarter 2000. This decrease was primarily the result of the current economic downturn which has directly effected the second-home sales market.

Income from operations totaled $1,742,000 in the second quarter 2001, a $582,000, or 25.0%, decline from the same period in 2000. This decline is summarized as follows (amounts in thousands):

                                      2nd Qtr.        2nd Qtr.
                                        2001            2000           Change
                                      -------         -------         -------
Income (loss) from operations:
-----------------------------
  Resort
        Golf                          $ 2,132         $ 2,169         $   (37)
        Rental management                 556             534              22
        Food and beverage                 263             134             129
        Inn at Harbour Town               266              --             266
        Other resort                   (1,602)           (879)           (723)
                                      -------         -------         -------
                                      $ 1,615         $ 1,958         $  (343)

  Real estate brokerage                   127             366            (239)
                                      -------         -------         -------

  Total income from operations        $ 1,742         $ 2,324         $  (582)
                                      =======         =======         =======

Income from golf operations declined by $37,000, or 1.7%, during the second quarter 2001 as compared with the same period last year.

Income from rental management operations increased by $22,000, or 4.1%, during the second quarter 2001 as compared with the same period last year.

The Company's food and beverage operation produced operating income of $263,000 during the second quarter 2001, an improvement of $129,000, or 96.3%, over the second quarter 2000. As previously discussed, this improvement is primarily the result of increased catering business during the quarter.

The Inn at Harbour Town produced operating income of $266,000 during the second quarter 2001. As mentioned above, the Inn opened in November 2000.

Other resort departments include general and administrative costs along with tennis operations and other recreation operations. These departments produced an operating loss of $1,602,000 during the second quarter 2001, an 82.3% increase over the loss incurred in the second quarter 2000. Several factors caused this increase in operating loss, including an increase in Human Resources department costs of $237,000, primarily relating to an increase in medical claims paid by the Company's self-funded medical plan; increased marketing department costs of $64,000 and increased conference sales and services department costs of $86,000.

Cost of revenues declined by $955,000, or 9.3%, during the second quarter 2001 as compared to the same period last year. This decrease was primarily the result of the decrease in real estate brokerage revenues which reduced the real estate commissions paid by $687,000 as compared with the second quarter 2000. Rental management revenues also decreased which reduced cost of revenues from rental management by $338,000 as compared with the second quarter 2000.

Sales and marketing expenses increased by $151,000, or 23.7%, during the second quarter 2001 as compared with the second quarter 2000. This increase was primarily the result of increased resort marketing expenses of $64,000 and increased conference sales expenses of $59,000.

General and administrative expenses increased by $352,000, or 23.3%, during the second quarter 2001 as compared with the second quarter 2000. This increase is primarily due to the increase in medical claims paid by the Company's self-funded medical plan and certain other administrative costs.

Depreciation and amortization costs increased by $206,000, or 55.1%, during the second quarter 2001 as compared with the same period last year. This increase results from depreciation of the Company's new Harbour Town Conference Center, The Inn at Harbour Town, restoration of the Harbour Town Golf Links and the renovation of the Sea Pines Racquet Club.

A gain of $119,000 from the sale of a Company-owned condominium and certain other assets was recorded in the second quarter 2001.

Interest income declined slightly by $6,000, or 18.8%, during the second quarter 2001 as compared to the same period last year.

Interest rate swap agreement expense increased by $118,000 during the second quarter 2001. This increase is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 6 of the financial statements included in Item 1.

Interest expense increased by $453,000, or 149.0%, during the second quarter 2001 as compared with the same period last year. This increase is attributable to an increase in outstanding debt from the construction of the new Harbour Town assets and interest on the new Trust Preferred Securities, which were issued by the Company in February 2000 in connection with the Exchange Offer.

Results of Operations for the First Six Months of 2001 as Compared with the First Six Months of 2000

Revenues for the first six months of 2001 totaled $22,049,000, a 2.1% decline over revenues during the first six months of 2000, and the loss from operations increased by 152.4% during the same period. The revenue decline is summarized as follows (amounts in thousands):

                                     First          First
                                  Six Months      Six Months
                                     2001            2000            Change
                                   --------        --------         --------
Revenues:
--------
  Resort
        Golf                       $  5,077        $  5,705         $   (628)
        Rental management             3,573           4,146             (573)
        Food and beverage             1,775           1,525              250
        Inn at Harbour Town             906              --              906
        Other resort                  2,123           2,308             (185)
                                   --------        --------         --------
                                   $ 13,454        $ 13,684         $   (230)

  Real estate brokerage               8,595           8,827             (232)
                                   --------        --------         --------

  Total revenues                   $ 22,049        $ 22,511         $   (462)
                                   ========        ========         ========

Golf revenues declined by $628,000, or 11.0%, during the first six months of 2001 as compared with the first six months of 2000. This decline is primarily the result of the closure of the Harbour Town Golf Links during the first quarter of 2001 for the completion of a major renovation project which began in May of 2000. The golf course was reopened for play on December 18, 2000. Golf revenues were further depressed by cold weather during the winter months.

Lodging revenues from the Company's rental management operation declined by $573,000, or 13.8%, during the first six months of 2001 as compared with the first six months of 2000. This decrease is primarily the result of the current economic downturn and reduced lodging revenue from the Family Circle Tennis Tournament. This decline, however, was offset by reduced cost of sales and operating expenses.

Food and beverage revenues increased by $250,000, or 16.4%, during the first six months of 2001 as compared with the first six months of 2000. As discussed above, this increase is primarily the result of an increased focus on the Company's catering business with the addition of the new Harbour Town Conference Center.

The Inn at Harbour Town opened in November 2000, and revenues totaled $906,000 during the first six months of 2001. Total occupancy since the Inn's opening is 52.9%, and the average daily rate is $167.28.

Other resort revenues declined by $185,000, or 8.0%, during the first six months of 2001 as compared with the first six months of 2000. This decline is primarily the result of reduced tournament revenue due to the move of the Family Circle Tennis Tournament as discussed earlier.

Real estate brokerage revenues declined by $232,000, or 2.6%, during the first six months of 2001 as compared with the first six months of 2000. As discussed above, this decline is primarily the result of the current economic downturn which has directly effected the second-home sales market.

Loss from operations totaled $460,000 in the first six months of 2001, a $1,320,000 decline, over the same period in 2000 (amount in thousands).

                                              First            First
                                            Six Months      Six Months
                                               2001            2000           Change
                                             -------         -------         -------
Income (loss) from operations:
------------------------------
  Resort
        Golf                                 $ 2,170         $ 2,714         $  (544)
        Rental management                        353             347               6
        Food and beverage                         82            (146)            228
        Inn at Harbour Town                      127              --             127
        Other resort                          (3,573)         (2,648)           (925)
                                             -------         -------         -------
                                             $  (841)        $   267         $(1,108)

  Real estate brokerage                          381             593            (212)
                                             -------         -------         -------

  Total income (loss) from operations        $  (460)        $   860         $(1,320)
                                             =======         =======         =======

Income from golf operations declined by $544,000, or 20.0%, during the first six months of 2001 as compared with the first six months of 2000. As mentioned above, this decline is primarily the result of the closure of the Harbour Town Golf Links.

Income from rental management increased by $6,000, or 1.7%, during the first six months of 2001 as compared with the first six months of 2000.

Income from food and beverage operations increased by $228,000, or 156.2%, during the first six months of 2001 as compared with the first six months of 2000. This increase is primarily the result of an increased focus on the catering business as discussed above.

The Inn at Harbour Town opened in November 2000, and income from operations totaled $127,000 for the first six months of 2001.

Other resort departments include general and administrative costs along with tennis operations and other recreation operations. These departments produced an operating loss of $3,573,000 during the first six months of 2001, a 34.9% increase over the loss incurred in the first six months of 2000. This increase is primarily due to an increase in medical claims paid by the Company's self-funded medical plan of $333,000, increased sales and marketing costs of $250,000 and increased facility management costs of $108,000 related to the costs of maintaining the Company's new facilities.

Cost of revenues declined by $358,000, or 2.2%, during the first six months of 2001 as compared with the first six months of 2000. This decrease was primarily the result of the decrease in rental management revenues which reduced cost of revenues from rental management.

Sales and marketing expenses increased by $250,000, or 17.9%, during the first six months of 2001 as compared with the first six months of 2000. This increase was primarily the result of increased resort marketing expenses of $153,000 and increased conference sales expenses of $84,000.

General and administrative expenses increased by $535,000, or 18%, during the first six months of 2001 as compared with the first six months of 2000. As mentioned above, this increase is primarily due to the increase in medical claims paid by the Company's self-funded medical plan and certain other administrative costs.

Depreciation and amortization costs increased by $431,000, or 60.9%, during the first six months of 2001 as compared with the first six months of 2000. As mentioned above, this increase results from depreciation of the Company's new Harbour Town Conference Center, The Inn at Harbour Town, restoration of the Harbour Town Golf Links and the renovation of the Sea Pines Racquet Club.

Gain on the sale of assets increased $164,000 during the first six months of 2001 as compared with the first six months of 2000. This increase is due to the sale of a Company-owned condominium and certain other assets.

Interest income declined slightly by $9,000, or 14.8%, during the first six months of 2001 as compared with the first six months of 2000.

Interest rate swap agreement expense increased by $609,000 during the first six months of 2001. This increase is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 6 of the financial statements included in Item 1.

Interest expense increased by $851,000, or 140.2%, during the first six months of 2001 as compared with the first six months of 2000. As mentioned above, this increase is attributable to an increase in outstanding debt from the construction of the new Harbour Town assets and interest on the new Trust Preferred Securities, which were issued by the Company in February 2000 in connection with the Exchange Offer.

Liquidity and Capital Resources

The Company's financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through March has historically been the Company's lowest resort revenue and real estate sales season, and the period from April through October has historically been the Company's highest season.

Cash and cash equivalents increased by $2,448,000 during second quarter 2001 and totaled approximately $4,498,000 at April 30, 2001, all of which was restricted. Working capital increased during the second quarter 2001 by $1,608,000, resulting in a working capital deficit of $4,182,000 at April 30, 2001. The increases in cash and working capital are consistent with the seasonal nature of the Company's operations.

In fiscal year 2000 and the first quarter 2001, the Company invested approximately $21,384,000 in capital projects. The capital expenditures primarily involved the completion of four construction projects in the Harbour Town area within Sea Pines. These projects include the Harbour Town Conference Center which was completed in April 2000, the renovation of the Sea Pines Racquet Club also completed in April 2000, The Inn at Harbour Town which opened in the first quarter 2001 and the restoration of Harbour Town Golf Links which also was completed in the first quarter 2001.

Under a Master Credit Agreement with its corporate lender, the Company maintains three loan facilities: a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these three loan facilities total $40,533,000, of which $38,333,000 was outstanding at April 30, 2001.

The term loan had an outstanding principal amount of $17,733,000 as of April 30, 2001 and matures on November 1, 2008.

The revolving line of credit was pre-approved by the bank for use in the construction of the four Harbour Town construction projects. As of April 30, 2001, $18,300,000 was outstanding under the revolving line of credit.

The available balance under the seasonal line of credit totals $4,500,000 and is used to meet cash requirements during the Company's off-season winter months. As of April 30, 2001, $2,300,000 was outstanding under the seasonal line of credit.

The Company has two interest rate swap agreements which effectively fixed the interest rate on a $24 million notional principal amount outstanding under the loan facilities described above. $18 million has been fixed at 5.24% per annum plus a credit margin ranging from 1.25% to 1.5%, and $6 million has been fixed at 6.58% plus a credit margin ranging from 1.25% to 1.5%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended April 30, 2001, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

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

                  None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters To A Vote of Security Holders

         a) The Annual Meeting of Shareholders of the Company was held at 3:00 p.m. (EST) on March 19, 2001.

         b) The following Directors of the Company were elected during the Annual Meeting:

                                                 Affirmative       Withheld
                                                    Votes            Votes
                                               ----------------  --------------
                     James L. Gray                2,626,999         15,250
                     P.R. Easterlin, Jr.          2,420,605        221,644
                     John G. McGarty              2,628,912         13,337
                     Marc Puntereri               2,633,749          8,500
                     Kathleen B. Speer            2,632,249         10,000
                     Joseph F. Vercellotti        2,624,999         17,250

         The following Directors terms of office as Directors of the Company continued after the Annual Meeting:

                             Paul B. Barringer, II
                             Ralph L. Dupps, Jr.
                             Norman P. Harberger
                             Michael E. Lawrence
                             Thomas C. Morton
                             John A. Norlander
                             Perry M. Parrott, Jr.
                             Robert W. Siler, Jr.
                             Arthur P. Sundry

         c) With respect to the proposal to approve the Sea Pines Associates, Inc. Deferred Issuance Stock Plan:

                             -------------------------------------------------
                                                          Votes
                             -------------------------------------------------
                             For                        2,410,912
                             -------------------------------------------------
                             Against                     72,837
                             -------------------------------------------------
                             Withheld                    15,000
                             -------------------------------------------------
                             Broker Non-Vote             143,500
                             -------------------------------------------------

         c) With respect to the shareholder proposal described in the Proxy Statement:

                             -----------------------------------------------
                                                        Votes
                             -----------------------------------------------
                             For                       219,644
                             -----------------------------------------------
                             Against                  2,245,855
                             -----------------------------------------------
                             Withheld                  33,250
                             -----------------------------------------------
                             Broker Non-Vote           143,500
                             -----------------------------------------------


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

                                       SEA PINES ASSOCIATES, INC.



Date:  June 7, 2001                    /s/Norman P. Harberger
       ------------                    ----------------------
                                       Norman P. Harberger
                                       Chairman (duly authorized officer)



Date:  June 7, 2001                    /s/Thomas C. Morton
       ------------                    -------------------
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

                                  EXHIBIT INDEX

                     Pursuant to Item 601 of Regulation S-K

Exhibit No.
-----------

3(a)         Articles of Incorporation of Registrant, as Amended
                  (Incorporated by reference to Exhibit 3(a) to Form 10-K filed January 29, 2001)

3(b)         Amended Bylaws of Registrant as revised
                  January 29, 2001 (Incorporated by reference to
                  Form 10-Q filed March 16, 2001)

4(a)         First Amended and Restated Rights Agreement
                  between Sea Pines Associates, Inc. and
                  EquiServe Trust Company, N.A. dated as of
                  August 23, 1993 and Amended and Restated as of July 20, 1999 (Incorporated by reference to Form 8A12G/A filed August 8, 1999)

4(b)         First Amendment to First Amended and Restated Rights
                  Agreement between Sea Pines Associates, Inc. and
                  EquiServe Trust Company, N.A. dated as of December 13,
                  1999 (Incorporated by reference to Exhibit 4(b) to Form 10-K filed January 29, 2001)

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

10(d)        Amended and Restated Term Note between Sea Pines Associates, Inc.
                  and Sea Pines Company, Inc. and Wachovia Bank, N.A.
                  dated October 31, 1998 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10 (m) to Form 10-K filed January 29, 1999)

10(e)        Amended and Restated Revolving Line of Credit Note between
                  Sea Pines Associates, Inc. and Sea Pines Company, Inc.
                  and Wachovia Bank, N.A. dated October 31, 1998 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10 (n) to Form 10-K filed January 29,
                  1999)

10(f)        Amended and Restated Seasonal Line of Credit Note between
                  Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 1998 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10 (o) to Form 10-K filed January 29, 1999)

Exhibit No.
-----------

10(g)             Mortgage Modification and Restatement Agreement dated
                           October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank,
                           N.A. with respect to the note in 10(d) above
                           (Incorporated by reference to Exhibit 10(m) to Form 10-K filed January 29, 1999)

10(h)             Mortgage Modification and Restatement Agreement dated
                           October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank,
                           N.A. with respect to the note in 10(e) above
                           (Incorporated by reference to Exhibit 10(q) to Form 10-K filed January 29, 1999)

10(i)             Mortgage Modification and Restatement Agreement dated
                           October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank,
                           N.A. with respect to the note in 10(f) above
                           (Incorporated by reference to Exhibit 10(r) to Form 10-K filed January 29, 1999)

10(j)             Swap Transaction confirmation between Sea Pines Company,
                           Inc. and Wachovia Bank, N.A. dated September 30, 1998 (Incorporated by reference to Exhibit 10(s) to Form 10-K filed January 29, 1999)

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