Form 10-Q
period 2001-07-31
SEA PINES ASSOCIATES INC
filed 2001-09-07
CIK 846926

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 2001

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________to __________

                            -------------------------

                         Commission File Number 0-17517

                           SEA PINES ASSOCIATES, INC.
             (Exact name of registrant as specified in its charter)

             SOUTH CAROLINA                           57-0845789
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


          32 GREENWOOD DRIVE, HILTON HEAD ISLAND, SOUTH CAROLINA 29928
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (843) 785-3333



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes      |X|               No       |_|

The number of shares outstanding of the registrant's common stock as of July 31, 2001 was 3,559,400.


================================================================================

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.
                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as
         of July 31, 2001 and October 31, 2000                          4 - 5

         Condensed Consolidated Statements of Operations for
         the Three and Nine Months Ended July 31, 2001 and 2000             6

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months ended July 31, 2001 and 2000                   7

         Notes to Condensed Consolidated Financial Statements          8 - 11

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                12 - 18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk        18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                 19

Item 2 - Changes in Securities and Use of Proceeds                         19

Item 3 - Defaults Upon Senior Securities                                   19

Item 4 - Submission of Matters To A Vote of
         Security Holders                                                  19

Item 5 - Other Information                                                 19

Item 6 - Exhibits and Reports on Form 8-K                                  19

Signatures                                                                 20

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


Item 1. Financial Statements

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                  JULY 31,        OCTOBER 31,
                                                                    2001              2000
                                                                 (UNAUDITED)         (NOTE)
                                                                   -------          -------
ASSETS
Current Assets:
  Cash and cash equivalents:
     Unrestricted                                                  $    --          $   222
      Restricted                                                     2,563            2,651
                                                                   -------          -------
                                                                     2,563            2,873

  Accounts and notes receivable, net of allowance for
    doubtful accounts of $16 and $18 at July 31, 2001 and
    October 31, 2000, respectively                                     946            1,072
  Current portion of notes receivable                                   80               76
  Income tax refund receivable                                         126               --
  Deferred income taxes                                                 --               67
  Inventories                                                          922              693
  Prepaid expenses                                                     380              236
                                                                   -------          -------
      Total current assets                                           5,017            5,017

Notes receivable, less current portion                               1,111            1,171
Deferred income taxes                                                  308              268
Deferred loan fees, net                                                167              168
Other assets, net                                                       60               60
                                                                   -------          -------
                                                                     1,646            1,667
Real estate assets
  Construction in progress                                             202           13,916
  Operating properties, net                                         45,598           32,131
  Properties held for future development                             4,246            4,263
                                                                   -------          -------
                                                                    50,046           50,310
                                                                   -------          -------

Total assets                                                       $56,709          $56,994
                                                                   =======          =======

Note: The condensed consolidated balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands, except for share amounts)

                                                          JULY 31,        OCTOBER 31,
                                                           2001              2000
                                                        (UNAUDITED)         (NOTE)
                                                          -------          -------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                   $ 4,568          $ 4,977
  Advance deposits                                          1,990            2,562
  Current portion of deferred revenue                         416              376
  Income tax payable                                           --              154
  Current maturities of long-term debt                        766              733
                                                          -------          -------
Total current liabilities                                   7,740            8,802
                                                          -------          -------

Long-term debt                                             34,300           33,000
Interest rate swap agreement                                  946               --
Deferred revenue                                              578              756
Trust preferred securities                                  2,480            2,480
                                                          -------          -------
   Total liabilities                                       46,044           45,038
                                                          -------          -------

Commitments and contingencies

Shareholders' equity:
  Series A cumulative preferred stock, no par
    value, 2,000,000 shares authorized; 220,900
    shares issued and outstanding at July 31,
    2001 and October 31, 2000 (liquidation
    preference of $1,679 at July 31, 2001 and
    October 31, 2000)                                       1,294            1,294
  Series B junior cumulative preferred stock, no
    par value, 20,000 shares authorized; none
    issued or outstanding                                      --               --
  Common stock, 23,000,000 shares authorized;
    3,559,400 shares and 3,545,400 shares issued
    and outstanding at July 31, 2001 and October
    31, 2000, respectively                                  7,368            7,343
  Retained earnings                                         2,003            3,319
                                                          -------          -------
Total shareholders' equity                                 10,665           11,956
                                                          -------          -------
Total liabilities and shareholders' equity                $56,709          $56,994
                                                          =======          =======

Note: The condensed consolidated balance sheet at October 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      JULY 31,                      JULY 31,
                                                2001           2000           2001            2000
                                             (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                              --------       --------       --------       --------

Revenues                                      $ 16,813       $ 14,976       $ 38,862       $ 37,487

Costs and expenses:
   Cost of revenues                             11,776         11,537         27,989         28,108
   Sales and marketing expenses                    781            660          2,424          2,053
   General and administrative expenses           1,550          1,498          5,064          4,477
   Depreciation and amortization                   626            436          1,765          1,144
                                              --------       --------       --------       --------
     Total costs and expenses                   14,733         14,131         37,242         35,782
                                              --------       --------       --------       --------

 Income from operations                          2,080            845          1,620          1,705

 Other income (expenses):
   Gain (loss) on sale of assets, net                2           (136)           172           (130)
   Interest income                                  26             36             78             97
   Interest rate swap agreement                   (337)            --           (946)            --
   Interest expense                               (718)          (414)        (2,176)        (1,021)
   Exchange offer costs                             (3)            (6)            (3)          (201)
                                              --------       --------       --------       --------
     Total other income (expense)               (1,030)          (520)        (2,875)        (1,255)
                                              --------       --------       --------       --------

Income (loss) before income taxes                1,050            325         (1,255)           450
Income tax (provision) benefit                    (618)          (111)            99           (153)
                                              --------       --------       --------       --------

Net income (loss)                                  432            214         (1,156)           297

Preferred stock dividend requirement               (40)           (40)          (120)          (302)
                                              --------       --------       --------       --------
Net income (loss) attributable to common
   stock                                      $    392       $    174       $ (1,276)      $     (5)
                                              ========       ========       ========       ========

Per share of common stock
   Net income (loss) - basic and diluted      $   0.11       $   0.05       ($  0.36)      ($  0.00)
                                              ========       ========       ========       ========

  See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                       NINE MONTHS ENDED
                                                                          JULY 31,
                                                                   2001              2000
                                                               (UNAUDITED)        (UNAUDITED)
                                                                 --------           --------
Cash Flows From Operating Activities:
Net (loss) income                                                $ (1,156)          $    297
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation and amortization                                    1,765              1,144
   Deferred revenue                                                  (138)              (498)
   Allowance for doubtful accounts                                     (2)                (2)
   Income tax receivable                                             (126)                --
   Deferred income taxes                                               27                 83
   Gain on sale of asset                                             (172)              (130)
   Amortization of stock compensation                                  25                 --
   Interest rate swap agreement                                       946                 --
Changes in current assets and liabilities:
   Restricted cash                                                     88             (1,582)
   Accounts and notes receivable                                      184                876
   Inventories                                                       (229)                85
   Prepaid expenses                                                  (144)              (212)
   Other assets                                                        --                (95)
   Accounts payable and accrued expenses                             (308)             2,768
   Advance deposits                                                  (572)               828
   Income taxes payable                                              (154)                70
                                                                 --------           --------
Net cash provided by operating activities                              34              3,632
                                                                 --------           --------

Cash Flows from Investing Activities:
   Proceeds from sale of assets                                       335                 --
   Capital expenditures and property acquisitions                  (1,659)           (12,561)
                                                                 --------           --------
Net cash used in investing activities                              (1,324)           (12,561)
                                                                 --------           --------

Cash Flows from Financing Activities:
   Payment of deferred loan fees                                       (4)                --
   Additional borrowing on revolving loan                           2,300              9,800
   Principal repayments of debt                                      (967)                --
   Dividends paid                                                    (261)              (663)
                                                                 --------           --------
Net cash provided by financing activities                           1,068              9,137
                                                                 --------           --------

Net (decrease) increase in unrestricted cash and cash
   equivalents                                                       (222)               208
Unrestricted cash and cash equivalents at beginning of
   period                                                             222                662
                                                                 --------           --------
Unrestricted cash and cash equivalents at end of period          $     --           $    870
                                                                 ========           ========


See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       JULY 31, 2001 AND OCTOBER 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2000 have been reclassified to conform with the quarter ended July 31, 2001 presentation. Operating results for the nine month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended October 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                       JULY 31,     OCTOBER 31,
                                         2001          2000
                                         ----          ----

Merchandise                              $711          $537
Supplies, parts and accessories            35            36
Food and beverage                         133            87
Other                                      43            33
                                         ----          ----
                                         $922          $693
                                         ====          ====

NOTE 3 - OPERATING PROPERTIES

Operating properties consist of the following (amounts in thousands):

                                         JULY 31,          OCTOBER 31,
                                           2001               2000
                                         --------           --------

Land and land improvements               $ 26,458           $ 22,050
Buildings                                  22,011             13,538
Machinery and equipment                    11,208              8,895
                                         --------           --------
                                           59,677             44,483
Less - Accumulated depreciation           (14,079)           (12,352)
                                         --------           --------
                                         $ 45,598           $ 32,131
                                         ========           ========

NOTE 4 - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars)

                                                                     JULY 31,             OCTOBER 31,
                                                                       2001                  2000
                                                               --------------------------------------------

Term note payable to bank, bearing interest at
various London Interbank Offered Rates (LIBOR)
(3.835% at July 31, 2001), plus 1.25% to 1.5%,
collateralized by substantially all assets of the
Company. Principal is payable monthly from May
through October each year in amounts ranging from
$122 in 2001 to $221 in 2008. Interest is payable
monthly.
The note matures November 1, 2008.                                    $17,366               $17,733

$18.3 million revolving line of credit to bank,
bearing interest at various London Interbank Offered
Rates (LIBOR) (3.835% at July 31, 2001), plus 1.25%
to 1.5% collateralized by substantially all assets of
the Company. Interest is payable monthly. The line
matures November 1, 2003.                                              17,700                16,000
                                                               --------------------------------------------

                                                                       35,066                33,733

Less current portion of long-term debt                                   (766)                 (733)
                                                               --------------------------------------------


Total long-term debt                                                  $34,300               $33,000
                                                               ============================================

The Company maintains a $4,500,000 seasonal line of credit (the "Seasonal Line") with the same bank. Interest is payable monthly at LIBOR plus 1.5%, and the Seasonal Line expires on October 31, 2003. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of July 31, 2001, the Seasonal Line of Credit had no outstanding balance.

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

Upon adoption of SFAS 133, the Company recorded the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company will adjust the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair value of the derivative is immediately recognized in the consolidated statement of operations. For the quarter and nine-month period ended July 31, 2001, the Company recorded $337,000 and $946,000 respectively, of expense in the consolidated statement of operations for the change in fair value of the interest rate swap agreements.

NOTE 7 - STOCK COMPENSATION PLAN

Effective October 30, 2000, the Company established a director stock compensation plan. The purpose of the plan is to enable the Company to use common stock rather than cash to compensate directors for service to the Company and thereby foster increased stock ownership by the directors. The plan has reserved 50,000 shares for issuance pursuant to future grants. During the third quarter, 14,000 shares were issued, at a fair market value of $5.25 per share. The Company recorded $73,500 as deferred compensation at the time the stock was issued and that amount is being amortized over the directors 12-month term. For the nine months ended July 31, 2001, $24,500 has been recognized as director fee expense.


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

All inter-company transactions between segments have been eliminated upon consolidation.

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         JULY 31,                       JULY 31,
                                                   2001           2000           2001             2000
                                                (UNAUDITED)   (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                                 --------       --------        --------        --------
Revenues:
   Resort                                        $ 12,479       $  9,717        $ 25,933        $ 23,400
   Real estate brokerage                            4,334          5,259          12,929          14,087
                                                 --------       --------        --------        --------
                                                 $ 16,813       $ 14,976        $ 38,862        $ 37,487
                                                 ========       ========        ========        ========

Cost of revenues:
  Resort                                         $  8,635       $  7,658        $ 18,456        $ 17,838
  Real Estate brokerage                             3,141          3,879           9,533          10,270
                                                 --------       --------        --------        --------
                                                 $ 11,776       $ 11,537        $ 27,989        $ 28,108
                                                 ========       ========        ========        ========

Interest expense:
  Resort                                         $    718       $    414        $  2,176        $  1,021
                                                 ========       ========        ========        ========

Depreciation and amortization expense:
   Resort                                        $    609       $    421        $  1,714        $  1,102
   Real estate brokerage                               17             15              51              42
                                                 --------       --------        --------        --------
                                                 $    626       $    436        $  1,765        $  1,144
                                                 ========       ========        ========        ========

Segment income (loss) before income taxes:
   Resort                                        $    890       $    (83)       $ (1,796)       $   (551)
   Real estate brokerage                              160            408             541           1,001
                                                 --------       --------        --------        --------
                                                 $  1,050       $    325        $ (1,255)       $    450
                                                 ========       ========        ========        ========

                                                     AS OF JULY 31,
                                                 2001              2000
                                              (UNAUDITED)      (UNAUDITED)
                                           -----------------------------------
Identifiable assets:
   Resort                                          $54,947           $52,368
   Real estate brokerage                             1,762             2,909
                                           -----------------------------------
                                                   $56,709           $55,277
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

Results of Operations for 3rd Quarter 2001 as Compared with 3rd Quarter 2000

Revenues for the third quarter 2001 totaled $16,813,000, a 12.3% increase from third quarter 2000 revenues. The revenue increase is summarized as follows (amounts in thousands):

                                            Three Months Ended
                                                  July 31,
                                             2001          2000         Change
                                           -------       -------       -------
Revenues:
  Resort
          Golf                             $ 3,698       $ 2,311       $ 1,387
          Rental management                  5,619         5,537            82
          Food and beverage                  1,380         1,033           347
          Inn at Harbour Town                  811            --           811
          Other resort revenue                 745           659            86
          General and administrative           226           177            49
                                           -------       -------       -------
                                           $12,479       $ 9,717       $ 2,762

  Real estate brokerage                      4,334         5,259          (925)
                                           -------       -------       -------

  Total revenues                           $16,813       $14,976       $ 1,837
                                           =======       =======       =======

Golf revenues increased by $1,387,000 or 60%, during the third quarter 2001 as compared with the third quarter 2000. The increase was due to the reopening of the Harbour Town Golf Links in December 2000. The golf course was closed for eight months beginning with the third quarter of 2000 to complete a major restoration project.

Lodging revenues from the Company's rental management operation increased by $82,000, or 1.5%, during the third quarter 2001 as compared with the third quarter 2000.

Food and beverage revenues increased by $347,000, or 33.6%, during the third quarter 2001 as compared with the third quarter 2000. This increase was due to an increased focus on the catering business and increased revenue in golf food and beverage operation due to the Harbour Town Golf Links reopening as mentioned above.

The Inn at Harbour Town opened in November 2000, and revenues totaled $811,000 during the third quarter 2001. Total occupancy during the quarter was 72.4%, and the average daily rate was $186.26.

Other resort revenues increased by $86,000, or 13.1%, during the third quarter 2001 as compared with the third quarter 2000. This increase is primarily from increased revenue from tennis operations and other recreational services.

General and administrative revenues increased by $49,000, or 27.7%, during the third quarter 2001 as compared with the third quarter 2000.

Real estate brokerage revenues declined by $925,000, or 17.6%, during the third quarter 2001 as compared with the third quarter 2000. This decrease was primarily the result of the current economic downturn which has adversely effected the second-home sales market.

Income from operations totaled $2,080,000 in the third quarter 2001, a $1,360,000, or 188.9%, increase from the same period in 2000. This increase is summarized as follows (amounts in thousands):

                                             Three Months Ended
                                                  July 31,
                                             2001           2000        Change
                                           -------        -------       -------
Income (loss) from operations:
  Resort
          Golf                             $ 1,825        $   931       $   894
          Rental management                  1,360          1,165           195
          Food and beverage                     87            (43)          130
          Inn at Harbour Town                  267             --           267
          Other resort revenues                243            162            81
          Sales and marketing                 (544)          (487)          (57)
          General and administrative        (1,318)        (1,291)          (27)
                                           -------        -------       -------
                                           $ 1,920        $   437       $ 1,483

  Real estate brokerage                        160            408          (248)
                                           -------        -------       -------

  Total income from operations             $ 2,080        $   845       $ 1,235
                                           =======        =======       =======

Income from golf operations increased by $894,000, or 96%, during the third quarter 2001 as compared with the same period last year. As previously discussed, this increase was due to the reopening of the Harbour Town Golf Links in December 2000. The golf course was closed for eight months beginning the third quarter of 2000 to complete a major restoration project.

Income from rental management operations increased by $195,000, or 16.7%, during the third quarter 2001 as compared with the same period last year. This increase is primarily due to reduced cost of sales expense and increased resort services fee revenue.

The Company's food and beverage operation produced operating income of $87,000 during the third quarter 2001, an improvement of $130,000 over the third quarter 2000. As previously discussed, this improvement is primarily the result of increased catering business during the quarter and increased revenue in the golf food and beverage operation due to the reopening of the Harbour Town Golf Links.

The Inn at Harbour Town produced operating income of $267,000 during the third quarter 2001. As mentioned above, the Inn opened in November 2000.

Other resort operations increased by $81,000, or 50.0%, during the third quarter 2001 as compared with the same period last year.

Sales and marketing expenses increased by $121,000, or 18.3%, during the third quarter 2001 as compared with the third quarter 2000. This increase was primarily the result of increased resort marketing expenses of $53,000, increased conference sales expenses of $36,000, and increased real estate marketing costs of $32,000.

General and administrative expenses increased by $52,000, or 3.5%, during the third quarter 2001 as compared with the third quarter 2000. This increase is primarily due to the increase in medical claims paid by the Company's self-funded medical plan and certain other administrative costs.

Depreciation and amortization costs increased by $190,000, or 43.6%, during the third quarter 2001 as compared with the same period last year. This increase results from depreciation of the Company's new Harbour Town Conference Center, The Inn at Harbour Town, restoration of the Harbour Town Golf Links and the renovation of the Sea Pines Racquet Club.

A gain of $2,000 from the sale of assets was recorded in the third quarter 2001. A loss of $130,000 from the disposal of assets associated with the restoration of Harbour Town Golf Links was recorded in the third quarter 2000.

Interest rate swap agreement expense increased by $337,000 during the third quarter 2001. This increase is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 6 of the financial statements included in Item 1.

Interest expense increased by $304,000, or 73.4%, during the third quarter 2001 as compared with the same period last year. This increase is attributable to an increase in outstanding debt from the construction of the new Harbour Town assets and interest on the new Trust Preferred Securities, which were issued by the Company in February 2000.

Results of Operations for the First Nine Months of 2001 as Compared with the First Nine Months of 2000

Revenues for the first nine months of 2001 totaled $38,862,000, a 3.7% increase over revenues during the first nine months of 2000. The revenue increase is summarized as follows (amounts in thousands):

                                             Nine Months Ended
                                                  July 31,

                                             2001          2000         Change
                                           -------       -------       -------
Revenues:
  Resort
          Golf                             $ 8,775       $ 8,016       $   759
          Rental management                  9,192         9,683          (491)
          Food and beverage                  3,155         2,558           597
          Inn at Harbour Town                1,717            --         1,717
          Other resort revenues              2,329         2,387           (58)
          General and administrative           765           756             9
                                           -------       -------       -------
                                           $25,933       $23,400       $ 2,533

  Real estate brokerage                     12,929        14,087        (1,158)
                                           -------       -------       -------

  Total revenues                           $38,862       $37,487       $ 1,375
                                           =======       =======       =======

Golf revenues increased by $759,000, or 9.5%, during the first nine months of 2001 as compared with the first nine months of 2000. As discussed above, this increase was primarily due to the reopening of the Harbour Town Golf Links in December 2000. The golf course was closed for eight months beginning with the third quarter of 2000 to complete a major restoration project.

Lodging revenues from the Company's rental management operation declined by $491,000, or 5.1%, during the first nine months of 2001 as compared with the first nine months of 2000. This decrease is primarily the result of the current economic downturn and reduced lodging revenue from the Family Circle Tennis Tournament. This decline, however, was offset by reduced cost of sales and operating expenses, resulting in increased income from rental management of $201,000, during the first nine months of 2001 as compared with the first nine months of 2000.

Food and beverage revenues increased by $597,000, or 23.3%, during the first nine months of 2001 as compared with the first nine months of 2000. As discussed above, this increase is primarily the result of an increased focus on the Company's catering business with the addition of the new Harbour Town Conference Center.

The Inn at Harbour Town opened in November 2000, and revenues totaled $1,717,000 during the first nine months of 2001. Total occupancy since the Inn's opening is 58.9%, and the average daily rate is $175.73.

Other resort revenues declined by $58,000, or 2.4%, during the first nine months of 2001 as compared with the first nine months of 2000. This decline is primarily the result of reduced tournament revenue due to the move of the Family Circle Tennis Tournament. This decline, however, was partially offset by increased tennis revenues from the Sea Pines Racquet Club.

Real estate brokerage revenues declined by $1,158,000, or 8.2%, during the first nine months of 2001 as compared with the first nine months of 2000. As discussed above, this decline is primarily the result of the current economic downturn which has adversely effected the second-home sales market.

Income from operations totaled $1,620,000 in the first nine months of 2001, an $85,000 decline, over the same period in 2000 (amount in thousands).

                                             Nine Months Ended
                                                  July 31,

                                             2001           2000        Change
                                           -------        -------       -------
Income (loss) from operations:
  Resort
          Golf                             $ 3,995        $ 3,645       $   350
          Rental management                  1,713          1,512           201
          Food and beverage                    169           (189)          358
          Inn at Harbour Town                  394             --           394
          Other resort revenue                 770            733            37
          Sales and marketing               (1,697)        (1,404)         (293)
          General and administrative        (4,265)        (3,593)         (672)
                                           -------        -------       -------
                                           $ 1,079        $   704       $   375

  Real estate brokerage                        541          1,001          (460)
                                           -------        -------       -------

  Total income from operations             $ 1,620        $ 1,705       $   (85)
                                           =======        =======       =======

Income from golf operations increased by $350,000, or 9.6%, during the first nine months of 2001 as compared with the first nine months of 2000. As mentioned above, this increase is the result of the reopening of the Harbour Town Golf Links after the completion of a major restoration project.

Income from rental management increased by $201,000, or 13.3%, during the first nine months of 2001 as compared with the first nine months of 2000. This increase was primarily the result of reduced cost of sales expense.

Income from food and beverage operations increased by $358,000, or 189.4%, during the first nine months of 2001 as compared with the first nine months of 2000. This increase is primarily the result of an increased focus on the catering business as discussed above.

The Inn at Harbour Town opened in November 2000, and income from operations totaled $394,000 for the first nine months of 2001.

Income from other resort operations increased by $37,000, or 5.0%, during the first nine months of 2001 as compared with the first nine months of 2000.

The sales and marketing departments include conference sales and resort marketing. These departments produced an operating loss of $1,697,000, an increase of $293,000, or 20.9%, during the first nine months of 2001 as compared with the first nine months of 2000. This increase is primarily due to increased resort marketing and conference sales expenses.

The general and administrative departments produced an operating loss of $4,265,000, an increase of $672,000, or 18.7%, during the first nine months of 2001 as compared with the first nine months of 2000. This increase is primarily due to an increase in medical claims paid by the Company's self-funded medical plan of $601,000, increased costs related to maintaining the Company's new facilities and increased conference services expenses.

Cost of revenues declined by $119,000, or .4%, during the first nine months of 2001 as compared with the first nine months of 2000. This decrease was primarily the result of the decrease in rental management revenues which reduced cost of revenues from rental management.

Depreciation and amortization costs increased by $621,000, or 54.3%, during the first nine months of 2001 as compared with the first nine months of 2000. As mentioned above, this increase results from depreciation of the Company's new Harbour Town Conference Center, The Inn at Harbour Town, restoration of the Harbour Town Golf Links and the renovation of the Sea Pines Racquet Club.

Gain on the sale of assets totaled $172,000 during the first nine months of 2001. These gains were the result of the sale of a Company-owned condominium and sales of certain other assets. As mentioned above, a loss of $130,000 from the disposal of assets associated with the restoration of the Harbour Town Golf Links was recorded in the third quarter 2000.

Interest rate swap agreement expense increased by $946,000 during the first nine months of 2001. This increase is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 6 of the financial statements included in Item 1.

Interest expense increased by $1,155,000, or 113.1%, during the first nine months of 2001 as compared with the first nine months of 2000. As mentioned above, this increase is attributable to an increase in outstanding debt from the construction of the new Harbour Town assets and interest on the new Trust Preferred Securities, which were issued by the Company in February 2000.

Liquidity and Capital Resources

The Company's financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through March has historically been the Company's lowest resort revenue and real estate sales season, and the period from April through October has historically been the Company's highest season.

Cash and cash equivalents decreased by $1,935,000 during third quarter 2001 and totaled approximately $2,563,000 at July 31, 2001, all of which was restricted. All unrestricted cash was used to repay the seasonal line of credit. Working capital increased during the third quarter 2001 by $1,459,000, resulting in a working capital deficit of $2,723,000 at July 31, 2001. The increases in cash and working capital are consistent with the seasonal nature of the Company's operations.

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

Under a Master Credit Agreement with its corporate lender, the Company maintains three loan facilities: a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these three loan facilities total $40,166,000, of which $35,066,000 was outstanding at July 31, 2001.

The term loan had an outstanding principal amount of $17,366,000 as of July 31, 2001 and matures on November 1, 2008.

The revolving line of credit was pre-approved by the bank for use in the construction of the four Harbour Town construction projects. As of July 31, 2001, $17,700,000 was outstanding under the revolving line of credit.

The available balance under the seasonal line of credit totals $4,500,000 and is used to meet cash requirements during the Company's off-season winter months. As of July 31, 2001, the seasonal line of credit had no outstanding balance.

The Company has two interest rate swap agreements which effectively fix the interest rate on a $24 million notional principal amount outstanding under the loan facilities described above. $18 million has been fixed at 5.24% per annum plus a credit margin ranging from 1.25% to 1.5%, and $6 million has been fixed at 6.58% plus a credit margin ranging from 1.25% to 1.5%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended July 31, 2001, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000.

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

                                      SEA PINES ASSOCIATES, INC.



Date:    September 7, 2001            /s/Norman P. Harberger
         -----------------            ----------------------
                                      Norman P. Harberger
                                      Chairman (duly authorized officer)



Date:    September 7, 2001            /s/Thomas C. Morton
         -----------------            -------------------
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