Form 10-K
period 2001-10-31
SEA PINES ASSOCIATES INC
filed 2002-01-28
CIK 846926

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to                .

Commission file number: 0-17517

SEA PINES ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-0845789

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

32 Greenwood Drive

Hilton Head Island, South Carolina	29928

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (843) 785-3333

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

Yes      No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         There is presently no established public trading market for shares of the registrant’s common stock, no par value, and there has been very limited trading in such shares since their original issuance in 1987. Accordingly, trading activity in the common stock of the registrant does not currently represent a reliable indicator of the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant and the registrant is unable to estimate such value.

         The number of shares outstanding of the registrant’s common stock as of January 21, 2002 was 3,559,400.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant’s Proxy Statement in connection with its 2002 Annual Meeting of Shareholders to be held on March 11, 2002 are incorporated by reference into Part III.

PART I
Item 1. Business.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
Index to Consolidated Financial Statements
Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
1. Description of Business and Summary of Significant Accounting Policies
2. Statements of Cash Flows
3. Inventories
4. Real Estate Assets
5. Long-Term Debt and Line of Credit Agreements
6. Income Taxes
7. Shareholders’ Equity
8. Commitments
9. Contingencies
10. Employee Savings Plan
11. Stock Compensation Plan and Deferred Issuance Plan
12. Financial Instruments
13. Quarterly Results of Operations (Unaudited)
14. Business Segment Information
15. Subsequent Events
Third Master Credit Agreement
Second Term Loan Modification Agreement
Second Revolving Line of Credit Note Agreement
Subsidiaries of the Registrant
Safe Harbor Disclosure

PART I

THIS REPORT ON FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. THE INVESTMENT COMMUNITY IS CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH IN THIS REPORT, AND THOSE CONTAINED IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS REPORT ON FORM 10-K, WHICH FACTORS ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

Item 1.           Business.

         (a)  General Development of Business. Sea Pines Associates, Inc. was incorporated under South Carolina law on May 4, 1987. As used in this report on Form 10-K, except where the context otherwise indicates, the “Company” means Sea Pines Associates, Inc. and its subsidiaries. The Company was principally organized to acquire, own and operate certain resort assets located in Sea Pines, a 5,300-acre master planned resort community on Hilton Head Island, South Carolina.

         Subsidiaries of the Company include Sea Pines Company, Inc. (“SPC”), Sea Pines Real Estate Company, Inc. (“SPREC”), Sea Pines Associates Trust I, and Fifth Golf Course Club, Inc., all of which are wholly-owned.

         SPC is a full-service resort, which owns and operates The Inn at Harbour Town, three golf courses, tennis and various other recreational facilities, home and villa rental management operations, conference facilities, and food and beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate on Hilton Head Island and its neighboring communities. Fifth Golf Course Club, Inc. owns certain acreage which could be used for outdoor recreational purposes. Sea Pines Associates Trust I holds certain company debentures as security for notes it has issued.

         (b)  Financial Information Relating to Industry Segments. See Note 14 to the consolidated financial statements contained elsewhere herein for business segment information.

         (c)  Narrative Description of Business. The Company’s operations were conducted primarily in two reportable business segments for the year ended October 31, 2001. These segments are organized by the type of operations: (1) resort operations, including home and villa rental management operations, a 60-room inn, golf course operations, conference facilities, food and beverage operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head Island, South Carolina area.

                  1.     Resort Operations.  Resort operations consist primarily of the operation of three resort golf courses, a racquet club facility, home and villa rental management operations, a 60-room inn, conference facilities, retail outlets, food service operations, and other recreational facilities. For fiscal year 2001, resort operations accounted for approximately $33,734,000 (67%) of the Company’s total revenues, with golf and tennis activity revenues representing $14,540,000 (29%) and home and villa rental management operations revenues representing $11,822,000 (23%). For fiscal year 2000, resort operations accounted for approximately $29,670,000 (61%) of the Company’s total revenues, with golf and tennis activities responsible for revenues of approximately $12,710,000 (26%) and home and villa rental management operations responsible for revenues of approximately $12,436,000 (25%). For fiscal year 1999, resort operations accounted for approximately $28,941,000 (62%) of the Company’s total revenues, with golf and tennis activities responsible for revenues of approximately $14,891,000 (32%) and home and villa rental management operations responsible for revenues of approximately $11,471,000 (25%).

         During each of the fiscal years 2001, 2000 and 1999, approximately 70% of golf and tennis revenues and 100% of inn revenues and home and villa rentals were derived from vacation and conference use at Sea Pines. The remaining golf and tennis revenues, approximately 30%, were generated from Hilton Head Island residents. As a result, the Company believes its future success is dependent upon Hilton Head (in general) and Sea Pines (in particular) continuing to be considered as prime destination resort areas, with appropriate lodging and conference facilities.

         During fiscal years 2001, 2000 and 1999, residents and vacationers utilizing accommodations at Sea Pines accounted for approximately 85% of the use of the Company’s golf and tennis facilities, with the remainder attributable to use by persons residing outside Sea Pines. Fees charged to the general public for use of the Company’s facilities are typically higher than the fees charged to persons residing within Sea Pines. The Company is also a party to certain use and access agreements with several developments and hotels located both inside and outside of Sea Pines. These agreements generally provide the guests of those particular developments and hotels with access to the Company’s facilities at rates slightly lower than those available to the general public. In addition, the Company will occasionally offer special discounts and package rates as part of its ongoing promotional activities.

         Vacation use is seasonal with the highest period being from March through November and the lowest period from December through February. In spite of reduced levels of use during the non-peak period, the Company continues to experience substantial fixed costs, such as payroll and occupancy costs.

         The Company believes that its resort operations are relatively stable. Nevertheless, economic conditions and other factors do adversely affect tourism on Hilton Head, and may have a negative impact on the resort operations of the Company. Because of its location on the Atlantic coast, Hilton Head is susceptible to adverse weather conditions and resulting damage from hurricanes, as well as the potential for damage from a major oil or hazardous waste spill. Although the Island’s location away from major oil drilling operations and industrial sites greatly reduces the risk of the latter occurrence, there can be no assurance that such damage will never occur. The Company maintains property and casualty insurance in amounts that it believes to be adequate including coverage for business interruption. Furthermore, access to the Company’s facilities is dependent upon adequate means of transportation at a reasonable cost. In the future, fuel shortages, increases in fuel costs and other events which might inhibit or restrict airplane or automobile travel could have a negative impact on the Company’s operations, depending on the severity and duration of the interruption or price increase.

         The Company is generally subject to various local and regional land use and environmental regulations, ordinances and restrictive covenants. The Company believes that it is currently in compliance with all such applicable regulations and covenants and does not expect that compliance in the future will have any material effect on the operations or the profitability of the Company.

         Resort operations are subject to significant competition from various competing facilities on Hilton Head, as well as other destination resorts in South Carolina, Georgia and Florida. Specifically, the Company believes its golf courses are directly competitive with approximately 20 golf courses located on Hilton Head outside of Sea Pines. However, in as much as golf course play is in large part dictated by the number of guests utilizing accommodations within Sea Pines, the overall success of the Company’s operations will continue to be dependent on Sea Pines maintaining its reputation as a premier golf and tennis resort. The Company believes that its rates are competitive compared to other facilities of comparable quality on the Island and expects that its facilities will continue to compete favorably with neighboring and regional resorts due to their location, quality and design, as well as the established reputation of Sea Pines.

         One of the Company’s golf courses hosts the annual WorldCom Classic, a nationally televised professional golf tournament. Although the facility usage fee for this tournament does not constitute a major source of income, the extensive media coverage generated from this tournament provides the Company with substantial marketing benefits resulting in enhanced national reputation of Sea Pines and the Company’s facilities. Other than this benefit, however, the Company does not believe the tournament has a significant financial impact on its operations and, accordingly, does not believe its operations are dependent upon the tournament or its sponsors.

         The Company’s golf and tennis operations consist primarily of marketing and maintaining the Company’s facilities. The Company receives court fees, greens fees, cart rental fees, and income from merchandise sales. The Company’s tennis facility and the three resort golf courses are open to the general public. Maintenance and overhead expenses associated with the Company’s golf and tennis operations remain generally stable regardless of the volume of facility usage. The Company’s current and future financial results are substantially dependent upon the revenues generated from the usage of its facilities, which revenues are a function of both the volume of usage and the fee levels the Company is in a position to charge in its market area.

         The Company’s resort operations employed approximately 339 people as of January 1, 2002.

                  2.     Real Estate Brokerage.  SPREC is engaged primarily in the brokerage of residential real estate on Hilton Head Island and its neighboring communities. The Company competes with other real estate brokerage firms in the Hilton Head Island area.

         SPREC maintains 14 offices, seven located within Sea Pines and seven located outside of Sea Pines in the Hilton Head Island area.

         For fiscal year 2001, real estate brokerage operations accounted for approximately $16,610,000 (33%) of the Company’s total revenue. For fiscal year 2000, real estate brokerage operations accounted for approximately $19,169,000 (39%) of the Company’s total revenue. For fiscal year 1999, real estate brokerage operations accounted for approximately $17,473,000 (38%) of the Company’s total revenue.

         While brokerage activities are not tied directly to vacation and conference activities, any general decrease in visitors to Hilton Head Island can result in slower residential real estate sales. Furthermore, the sluggish national economy and decline in air travel following the tragic events of September 11 are anticipated to suppress real estate brokerage revenues to some degree for an indeterminate period.

         SPREC employed 26 people, and had approximately 105 non-employee sales agents, as of January 1, 2002.

         (d)  Financial Information About Foreign and Domestic Operations and Export Sales. All of the Company’s operations are confined to Beaufort and Jasper Counties in South Carolina. See Item 1(a).

Item 2.           Properties.

         (a)  Golf Facilities. SPC owns three 18-hole resort golf courses known as the Harbour Town Golf Links, the Ocean Course, and the Sea Marsh Course, all of which are located within Sea Pines. Each of the Company’s golf courses is substantially utilized during the peak occupancy period on Hilton Head Island, which is March through November.

         The Harbour Town Golf Links property consists of approximately 136 acres, including a driving range. Harbour Town is the site of the WorldCom Classic, an annual tournament on the PGA Tour. The golf course was closed in May 2000 for a complete restoration of the course. The course was reopened in December 2000. Total restoration costs were $3,385,000. Adjacent to the Harbour Town Golf Links is the Harbour Town Clubhouse, which contains a pro shop, a restaurant, and other small meeting and dining facilities.

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

         (c)  The Inn at Harbour Town. The Company constructed a small inn in the Harbour Town area which was completed in November 2000. The Inn at Harbour Town is a 47,000 square-foot facility featuring 60 inn rooms and is adjacent to and provides views of the Harbour Town Golf Links. Total construction costs were $11,327,000.

         (d)  Harbour Town Conference Center. The Company operates the Harbour Town Conference Center located adjacent to the Harbour Town Golf Links Clubhouse. The Harbour Town Conference Center is a 16,000 square-foot facility and is available for both group conferences and social functions.

         (e)  Equestrian Facilities. SPC owns a tract of land known as Lawton Stables, which contains approximately 21.8 acres. The stables are leased to a stable operator who provides boarding, lessons, and trail rides.

         (f)  Plantation Club. SPC owns a tract of land with improvements thereon known as the Plantation Club site containing approximately 9.4 acres. It includes the golf pro shop associated with the Ocean and Sea Marsh golf courses as well as conference facilities, food and beverage facilities, a health and fitness center, a swimming pool, and a bike rental store.

         (g)  Other Recreational Facilities. In the vicinity of the Harbour Town Golf Links, SPC owns and operates recreational areas containing a playground, a swimming pool, and a snack bar.

         SPC also owns and operates a Beach Club in the vicinity of the Plantation Club, containing a retail shop, an outdoor food and beverage facility, and a real estate office.

         (h)  Undeveloped Tracts/Development Rights. SPC owns a number of undeveloped tracts of land within Sea Pines briefly described as follows:

1.	Sea Pines Academy Tract — approximately 3 acres;

2.	Sea Pines Center Residual — approximately 1.4 acres;

3.	Harbour Town Main Parking Tract — approximately 3.2 acres;

4.	Artists Area Tract — approximately 1.5 acres;

5.	Cordillo Parkway Tract — approximately 6 acres; and

6.	Outdoor Recreation Tract — approximately 9 acres.

         (i)  Forest Preserve/Fifth Golf Course Club, Inc. SPC owns a 495- acre tract of land known as the Sea Pines Forest Preserve. Various recreational activities are permitted to be conducted on 181 of these acres, and the Company is investigating various possibilities. Among such possibilities is the development of a golf course. However, construction of such a golf course would require the approval of 75% of Sea Pines property owners voting on such issue. The balance of the Forest Preserve is generally limited to use as a wild life preserve. In August 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 2001, approximately 90 of the 404 acres had been donated and title transferred. The remaining 314 acres are leased to the same not-for-profit organization for a minimal amount.

         (j)  Welcome Center. SPC owns a 6-acre tract of land, which is the site of the Sea Pines Welcome Center. This is a 23,000-square foot facility, which contains the Company’s Executive and Administrative offices, the lodging front office facilities, and the main office facility for SPREC.

         (k)  Liberty Oak Cafe. SPC owns a 1.6-acre tract of land and improvements known as the Liberty Oak Cafe. This is an outdoor food and beverage facility used for catered functions.

         (l)  Leases. SPC currently leases approximately 31,000 square feet of space used for the golf maintenance facilities, and SPREC leases approximately 11,400 square feet of office space in 8 locations throughout the Hilton Head Island, South Carolina area.

         (m)  Other Real Estate. SPC owns a small office building in the Harbour Town area known as the Saddlebag Building, which is leased to a third party, and three small commercial buildings in Harbour Town, two of which currently serve as sales offices for SPREC.

         Substantially all of the Company’s properties are subject to liens as described in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Item 3.           Legal Proceedings.

         The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, no currently pending claims and suits against the Company will have a material adverse effect on the Company.

Item 4.           Submission of Matters to a Vote of Security Holders.

         None.

PART II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters.

          (a)  Market Information. There is no established public trading market for the Company’s common stock. The Company’s capital stock was originally issued in 1987 in units consisting of 750 shares of common stock and 500 shares of Series A preferred stock. Through February 2000 virtually all transactions in the Company’s common stock and preferred stock were completed in units as originally issued. Transactions in such units traded sporadically on a bid and ask basis through the over the counter market at Robinson-Humphrey Company in Atlanta, Georgia. In February 2000 the Company completed an exchange offer in which holders of preferred stock could exchange preferred stock for common stock or trust preferred securities. Since the exchange offer closed in February 2000, there has been very limited trading of the Company’s common stock. Through its transfer agent, the Company is aware of only 8 transfers of shares of common stock occurring during the fiscal year ended October 31, 2001. The Company has no official data as to the prices at which any of these transfers took place. Consequently, the Company is unable at this time to provide high and low closing sales prices for shares of its common stock for the fiscal years ended October 31, 2000 and October 31, 2001.

         In May 2000, the Company established a bulletin board on its web site that allows persons the ability to post their interest in buying or selling the Company’s securities. This bulletin board allows offers to be posted in all three of the Company’s outstanding securities: common stock, Series A preferred stock, and trust preferred securities. The bulletin board can be accessed on the Company’s web site on the World Wide Web at www.seapines.com. Offering prices on the bulletin board to purchase the Company’s common stock during the fiscal year ending October 31, 2001 ranged from $3.75 to $5.50 per share. Recent posted offers have been at $5.00 per share.

         Neither the Company nor any of its affiliates will; (a) receive any compensation for creating or maintaining the bulletin board or for its use, (b) be involved in any purchase or sale negotiations arising from the bulletin board, (c) give advice regarding the merits or shortcomings of any particular trade, (d) use the bulletin board, directly or indirectly, to offer to buy or sell securities except in compliance with all securities laws, or (e) receive, transfer, or hold any funds or securities as an incident of operating the bulletin board.

         (b)  Holders. As of January 1, 2002, there were approximately 526 holders of record of shares of common stock.

         (c)  Dividends. The Articles of Incorporation of the Company provide for dividends on the preferred stock of $.722 per share per annum to be paid in arrears. As of October 31, 2001 the Company has paid all accrued dividends on the preferred stock applicable to all years ending on or before October 31, 2000.

         At its December 17, 2001, Board of Directors meeting, the Company declared a cash dividend of $.722 per share for fiscal 2001 payable to holders of Series A Cumulative Preferred Stock. This dividend is payable in equal quarterly installments of approximately $.18 per share on January 15, 2002, April 15, 2002, July 15, 2002, and October 15, 2002, to shareholders of record on January 2, 2002, April 1, 2002, July 1, 2002 and October 1, 2002, respectively.

         The Company has not paid any dividends on its common stock and has no present intention of paying such dividends in the foreseeable future.

Item 6.           Selected Financial Data.

         The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this annual report.

	Years Ended October 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:

Revenues	$50,344	$48,839	$46,414	$38,506	$35,896

Cost of operations	49,051	47,751	42,563	34,345	32,833

Income from operations	1,293	1,088	3,851	4,161	3,063

Interest expense	(2,771)	(1,426)	(1,099)	(1,345)	(1,857)

Other income (expense)	(1,626)	(149)	523	333	(1,487)

Net income (loss)	(2,674)	(389)	2,063	2,050	(66)

Net income (loss) attributable to common stock	($2,834)	($730)	$1,176	$1,163	($953)

Per share of common stock Net income (loss)	($.80)	($0.23)	$0.64	$0.63	($0.52)

Weighted average shares outstanding	3,554	3,174	1,843	1,843	1,843

Consolidated Balance Sheet Data:

Current assets	$4,259	$5,017	$5,926	$4,852	$4,404

Real estate assets, net	49,516	50,310	34,963	30,838	30,563

Total assets	55,172	56,994	42,690	37,925	37,814

Current liabilities	7,495	8,802	6,392	5,518	5,572

Long-term obligations, less current portion	38,498	36,236	20,404	17,689	18,687

Shareholders’ equity	9,179	11,956	15,894	14,718	13,555

Item 7.           Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Results of Operations

         The Company’s operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including a 60-room inn, conference facilities, three resort golf courses, a tennis center, home and villa rental management operations, retail sales outlets, food service operations, and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with fourteen offices serving Hilton Head Island and its neighboring communities.

2001 Compared to 2000

         The Company reported revenues of $50,344,000 for fiscal year 2001, a $1,505,000 increase, or 3.1%, over fiscal year 2000. Income from operations for fiscal year 2001 totaled $1,293,000, an increase of $205,000 or 18.8% over fiscal year 2000.

         The primary factors contributing to the $1.5 million increase in revenues were as follows:

•	Golf revenue in fiscal year 2001 increased by $1,839,000, or 18.6%, as compared to 2000. The increase was due to the reopening of the Harbour Town Golf Links in December 2000. The golf course was closed for eight months beginning with the third quarter of fiscal 2000 to complete a major restoration project.

•	Food and beverage operations generated revenues of $4,089,000 in fiscal year 2001. These revenues represent an increase of $513,000, or 14.5%, over 2000. This increase was due to an increased focus on the catering business and increased revenue at the Heritage Grill and in the golf food and beverage operation due to the Harbour Town Golf Links reopening as mentioned above.

•	Revenues from the Company’s rental management operation in 2001 decreased by $614,000, or 4.9%, compared with 2000. This decrease is primarily the result of the current economic downturn and the decline in air travel following the events of September 11. Guest occupied unit nights decreased 12.8% in fiscal year 2001, totaling 55,968 for the year. The average daily rate of $191.71 in fiscal year 2001 was a 2.5% increase over the average daily rate in 2000 of $187.05.

•	The Inn at Harbour Town opened in November 2000, and revenues totaled $2,372,000 during the first year of operation.

•	Gross commission revenue in fiscal year 2001 from the real estate brokerage operation decreased by $2,559,000, or 13.3%, as compared to 2000. The soft national economy has significantly adversely affected the second-home sales market.

The primary factors contributing to the increase in income from operations were as follows:

•	Income from golf operations in fiscal year 2001 increased by $1,186,000, or 18.6% as compared to 2000. As mentioned above, this increase is the result of the reopening of the Harbour Town Golf Links after the completion of a major restoration project.

•	Income from food and beverage operations in fiscal year 2001 increased by $382,000. This increase is primarily the result of an increased focus on the catering business as discussed above.

•	Income from rental management in fiscal year 2001 increased by $208,000, or 11.1% as compared to 2000. As mentioned above, rental management revenues decreased by $614,000 in fiscal year 2001 as compared to 2000. This decline, however, was offset by reduced cost of sales and reduced operating expenses in the amount of $822,000 during fiscal year 2001.

•	The Inn at Harbour Town opened in November 2000, and income from operations totaled $533,000 during the first year of operation.

•	Income from operations of the real estate brokerage operations declined in fiscal year 2001 by $825,000, or 57%, as compared to 2000. This decline is the net result of the $2,559,000 decrease in gross commission revenue, as discussed earlier, offset by a decrease of $1,769,000, in commissions paid to the Company’s real estate agents and an increase of $35,000 in payroll and other operating expenses.

         Sales and marketing expenses were $3,161,000 in fiscal 2001, representing a 6% increase from fiscal year 2000. This cost increase is due to increased marketing efforts to promote The Inn at Harbour Town and special promotions to maintain guest volume in the face of the current economic slowdown.

         General and Administrative expenses increased by $292,000, or 5%, totaling $6,116,000 for the year. This increase primarily results from higher medical claims paid by the Company’s self-funded medical plan. Medical claims increased by $564,000 in fiscal 2001, or 48%, as compared to fiscal 2000.

         Depreciation and amortization expense increased by $907,000, or 56.8%, and totaled $2,504,000 in fiscal year 2001. This increase results from depreciation of the Company’s new Harbour Town assets.

         The increase in operating income in 2001 was more than offset by increases in non-operating charges. Other expenses increased from $1,575,000 in 2000 to $4,397,000. Two items account for most of this increase:

•	The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective November 1, 2000. This new accounting standard requires the Company to report changes in the value of its interest rate swap agreements in the Consolidated Statement of Operations. The value of these agreements is greatest when interest rates are high enough to bring the rate protection into play. Falling interest rates during fiscal year 2001 made the rate protection less relevant, causing the fair value of the agreements to decline by $1,896,000. This charge is a non-cash expense in 2001. If interest rates rise in the future, there will be a corresponding gain reported.

•	Interest expense on the Company’s long and short term debt increased by $1,345,000, or 94.3%, in fiscal 2001 as compared to fiscal 2000. This increase is attributable to the increase in outstanding debt from the construction of the new Harbour Town assets and interest on the junior subordinated debentures, which were issued by the Company in February 2000.

         Gain on the sale of assets totaled $172,000 for the fiscal year 2001. These gains were the result of the sale of a Company-owned condominium and certain other assets.

         Exchange offer costs in fiscal year 2001 decreased by $199,000 as compared to 2000. This decrease is the result of the completion of the exchange offer in February 2000. Legal fees and professional fees in the amount of $294,000 were incurred in connection with the exchange offer. Of that amount, $202,000 were expensed in fiscal year 2000 and the remaining amount was capitalized and is being amortized over 30 years.

2000 Compared to 1999

         The Company reported revenues of $48,839,000 for fiscal year 2000, a $2,425,000 increase, or 5.2%, over fiscal year 1999. Income from operations for fiscal year 2000 totaled $1,088,000, a decline of $2,763,000, or 71.8%, over fiscal year 1999.

         The primary factors contributing to the $2.4 million increase in revenues were as follows:

•	Golf revenue in fiscal year 2000 decreased by $2,158,000, or 18%, as compared to 1999 as a result of a closure of Harbour Town Golf Links. The golf course was closed for approximately six months of fiscal year 2000 while a restoration project was completed.

•	Food and beverage operations generated revenues of $3,576,000 in fiscal year 2000. These revenues represent an increase of $2,069,000, or 137%, over 1999. This significant increase is the result of additional food and beverage sales from the Harbour Town Conference Center which was completed in April 2000 and the Company’s decision to assume operational control over its food and beverage facilities. These facilities were operated by independent contractors for most of 1999.

•	Lodging revenues in 2000 increased by $965,000, or 8.4%, over 1999 primarily as a result of increased lodging rates. The average daily rate of $187.05 in fiscal year 2000 was a 6.9% increase over the average daily rate in 1999 of $175.00. Guest occupied unit nights increased 1.5% in fiscal year 2000, totaling 64,166 for the year.

•	Gross commission revenue in fiscal year 2000 from the real estate brokerage operation increased by $1,696,000, or 9.7%, as compared to 1999.

The 72% decline in income from operations was largely attributable to the following four factors:

•	The closure of Harbour Town Golf Links caused the Company’s income from operations in fiscal year 2000 to decline by $2,109,000 as compared to 1999.

•	The Company’s food and beverage operations experienced a loss from operations in fiscal year 2000 of $286,000. Costs associated with the initial start-up of the Harbour Town Conference Center and the Company’s decision to assume operational control over its restaurants was one contributing factor to the operating loss. Inadequate business volume at some of the food and beverage facilities was another contributing factor to the operating loss.

•	Sales and marketing expenses in fiscal year 2000 increased by $467,000, or 18.6%, as compared to 1999. These cost increases are primarily attributed to the opening of the Harbour Town Conference Center in April 2000 and advanced marketing for the anticipated opening in the first quarter 2001 of The Inn at Harbour Town.

•	Income from operations of the real estate brokerage operations declined in fiscal year 2000 by $464,000, or 24.3%, as compared to 1999. This decline is the net result of the $1,696,000 increase in gross commission revenue, as discussed earlier, offset by an increase of $1,642,000, or 13.3%, in commissions paid to the Company’s real estate agents and an increase of $518,000 in payroll and other operating expenses. Commissions paid as a percentage of total commission revenue increased from 70.7% in 1999 to 73% in 2000. The additional payroll and operating expenses resulted primarily from the opening of new offices to serve the areas in northern Hilton Head Island and on the mainland just off of Hilton Head Island.

         Sales and marketing expenses were $2,981,000 in fiscal 2000, representing an 18.6% increase from fiscal year 1999. As discussed earlier, the increase is primarily attributable to pre-opening sales and marketing expenses associated with The Inn at Harbour Town, as the Company starts to place greater emphasis on the group meeting business. Additional increases relate to costs associated with growing the lodging, food and beverage and real estate businesses.

         General and Administrative expenses decreased by $414,000, or 6.6%, totaling $5,824,000 for the year. The decrease is primarily the result of lower legal fees and other administrative costs and lower property tax expense resulting from refunds received from the Company’s appeal of its assessed property values.

         Depreciation and amortization expense increased by $290,000, or 22.2%, and totaled $1,597,000 in fiscal year 2000. The increase is primarily the result of the depreciation expense from the new Harbour Town Conference Center.

         Interest income remained relatively constant at $119,000 and $164,000 in fiscal 2000 and fiscal 1999, respectively.

         Interest expense on the Company’s long and short term debt increased by $327,000, or 29.8%, in fiscal 2000 as compared to fiscal 1999. The increase results from the increased borrowings incurred by the Company to finance the construction of the Harbour Town projects and $121,000 of interest accrued on the Junior Subordinated Debentures which were issued in connection with the exchange offer in February 2000.

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

         The Company incurred $294,000 in legal and professional fees in connection with the exchange offer completed in February 2000. Of that amount, $202,000 was expensed in fiscal year 2000 and the remaining amount was capitalized and will be amortized over 30 years.

Liquidity and Capital Resources

         Cash and cash equivalents decreased by $1,331,000 during fiscal 2001 and totaled approximately $1,542,000 at October 31, 2001, of which $1,182,000 was restricted. This significant decrease in cash results primarily from a decrease in escrow deposits from future real estate transactions due to a reduction in real estate sales in 2001. Working capital increased during the current year by $549,000 resulting in a working capital deficit of $3,236,000 at October 31, 2001.

         In fiscal year 2000 and the first quarter 2001, the Company invested approximately $18,866,000 in capital projects. The capital expenditures primarily involved the completion of the four construction projects in Harbour Town. These projects include the Harbour Town Conference Center (completed in April 2000), the renovation of the Sea Pines Racquet Club (completed in April 2000), The Inn at Harbour Town (completed in November 2000) and the restoration of Harbour Town Golf Links (completed in December 2000.)

         Under a Master Credit Agreement with its corporate lender, the Company maintains three loan facilities: a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these three loan facilities total $39,249,000, of which $35,999,000 was outstanding at October 31, 2001.

         The term loan had an outstanding principal balance of $16,999,000 as of October 31, 2001 and matures on November 1, 2008.

         The revolving line of credit was pre-approved by the bank for use in the construction of the Harbour Town construction projects. The available balance under the revolving line of credit totals $17,750,000, of which $17,000,000 was outstanding as of October 31, 2001.

         The available balance under the seasonal line of credit totals $4,500,000 and is used to meet cash requirements during the Company’s off-season winter months. In the first quarter of 2002, the Company’s principal lender committed to increase the availability under the seasonal line of credit to $5,250,000. As of October 31, 2001, $2,000,000 was outstanding under the seasonal line of credit.

         The Company has two interest rates swap agreements which effectively fixed the interest rate on $24 million of the principal amount outstanding under the loan facilities described above. $18 million has been fixed at 5.24% per annum plus a credit margin ranging from 1.25% to 1.5%, and $6 million has been fixed at 6.58% plus a credit margin ranging from 1.25% to 1.5%.

Recent Developments

         The tragic terrorist attacks on September 11 introduced profound uncertainties, and required a complete rethinking of the Company’s initial planning assumptions for the 2002 budget and business plan. That rethinking has produced a new set of planning assumptions and principles:

•	Revenues will be well below “normal expectations” for some length of time, the duration and extent of the shortfall being unknown.

•	Expenses will have to be reduced correspondingly to maintain sufficient cash flow to service the Company’s debt and to meet its loan covenants.

•	The necessary expense reduction must be accomplished without adverse impact on the quality of the Company’s services to its guests and to the Sea Pines community, and with minimum negative impact on employee morale.

•	Any personnel reductions should take the form of sustainable organizational consolidations and temporary reductions in work hours or staffing in business units where reduced business volume does not fully justify existing staffing levels.

•	Marketing efforts must be maintained, but must be substantially modified to maximize business volume under the new external realities. Marketing programs must be adjusted frequently – as frequently as weekly – as market circumstances change.

         The full extent of the aftermath from the events of September 11 are unknown at this time. The Company expects that its financial performance will continue to be significantly affected by external conditions during fiscal year 2002. Aggressive cost reduction efforts were implemented in September and October of 2001 accompanied by specific sales and marketing initiatives to optimize performance in 2002.

         In December 2001, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification reduced the required principal repayments during 2002 through 2008, and waived certain loan covenant requirements during the first two quarters in fiscal 2002, should a violation of these covenants occur. The modification also included a commitment from the bank to increase the availability under the seasonal line of credit to $5,250,000.

Item 7a.           Quantitative and Qualitative Disclosures About Market Risk

         On September 30, 1998, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate on $18 million of principal amount outstanding under the three loan facilities the Company maintains with its corporate lender at 5.24% plus a credit margin ranging from 1.25% to 1.5%, based on the calculation of certain financial ratios, for a period ending November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003.

         The Company entered into a second interest rate swap agreement on May 4, 2000, which effectively fixed the interest rate on an additional $6 million of principal amount at 6.58% plus a credit margin ranging from 1.25% to 1.5% for a period ending November 1, 2005.

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

Item 10.          Directors and Executive Officers of the Registrant.

Item 11.          Executive Compensation.

Item 12.          Security Ownership of Certain Beneficial Owners and Management.

Item 13.          Certain Relationships and Related Transactions.

         Information called for by Part III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended October 31, 2001 a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement (i) with respect to Item 10, under the caption “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” (ii) with respect to Item 11, under the caption “Executive Compensation” and “Compensation of Directors”, (iii) with respect to Item 12, under the caption “Ownership of Voting Securities in Excess of Five Percent by Beneficial Owners” and “Stock Ownership of Management and Directors” and (iv) with respect to Item 13, under the caption “Certain Transactions” and is hereby incorporated by reference.

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

SEA PINES ASSOCIATES, INC.

Dated: January 28, 2002	By:	/s/ Norman P. Harberger

Norman P. Harberger

Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Sea Pines Associates, Inc., and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman P. Harberger

Norman P. Harberger	Chairman and Director	January 28, 2002

/s/ Michael E. Lawrence

Michael E. Lawrence	Chief Executive Officer and Director	January 28, 2002

/s/ Thomas C. Morton

Thomas C. Morton	Treasurer (Principal Financial and Accounting Officer) and Director	January 28, 2002

/s/ Joseph F. Vercellotti

Joseph F. Vercellotti	Vice Chairman and Director	January 28, 2002

/s/ Peter Parrott

Peter Parrott	Secretary and Director	January 28, 2002

Signature	Title	Date

/s/ Paul B. Barringer, II

Paul B. Barringer, II	Director	January 28, 2002

/s/ Ralph L. Dupps, Jr.

Ralph L. Dupps, Jr.	Director	January 28, 2002

/s/ P. R. Easterlin, Jr.

P. R. Easterlin, Jr.	Director	January 28, 2002

/s/ James L. Gray
James L. Gray	Director	January 28, 2002

/s/ John G. McGarty
John G. McGarty	Director	January 28, 2002

/s/ John Norlander
John Norlander	Director	January 28, 2002

/s/ Marc Puntereri
Marc Puntereri	Director	January 28, 2002

/s/ Robert W. Siler, Jr.
Robert W. Siler, Jr.	Director	January 28, 2002

/s/ Kathleen B. Speer
Kathleen B. Speer	Director	January 28, 2002

/s/ Arthur P. Sundry
Arthur P. Sundry	Director	January 28, 2002

By:	/s/ Peter Parrott
Peter Parrott Attorney-in-Fact for each of the persons indicated

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

Exhibit No.

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

Exhibit No.

10(o)	First Term Note Modification Agreement dated December 20, 1999 between Sea Pines Associates, Inc. and Sea Pines Company,

Inc. and Wachovia Bank, N.A. (Incorporated by reference to

Exhibit 10(p) to Form 10-K filed January 27, 2000)

10(p)	Second Master Credit Agreement Modification Agreement dated

December 5, 2000 between Sea Pines Associates, Inc. and

Sea Pines Company, Inc. and Wachovia Bank, N.A.

(Incorporated by reference to Exhibit 10(q) to Form 10-K

filed January 29, 2001)

10(q)	Second Seasonal Line of Credit Note Modification Agreement dated

December 5, 2000 between Sea Pines Associates, Inc. and

Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated

by reference to Exhibit 10(r) to Form 10-K filed January 29, 2001)

10(r)	Third Master Credit Agreement Modification Agreement dated

December 17, 2001 between Sea Pines Associates, Inc. and

Sea Pines Company, Inc. and Wachovia Bank, N.A.

10(s)	Second Term Loan Modification Agreement dated December 17, 2001 between Sea Pines Associates, Inc. and Sea Pines Company, Inc.

and Wachovia Bank, N.A.

10(t)	Second Revolving Line of Credit Note Modification Agreement

dated December 17, 2001 between Sea Pines Associates, Inc.

and Sea Pines Company, Inc. and Wachovia Bank, N.A.

21	Subsidiaries of the Registrant

99.1	Safe Harbor Disclosure

Index to Consolidated Financial Statements

Report of Independent Auditors	F-2

Consolidated Balance Sheets	F-3 through F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Shareholders’ Equity	F-6

Consolidated Statements of Cash Flows	F-7 through F-8

Notes to Consolidated Financial Statements	F-9 through F-26

Report of Independent Auditors

Board of Directors and Shareholders of
     Sea Pines Associates, Inc.

We have audited the accompanying consolidated balance sheets of Sea Pines Associates, Inc. (the “Company”) as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sea Pines Associates, Inc. at October 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young, LLP

Atlanta, Georgia

December 6, 2001, except for Note 15,

as to which the date is

December 17, 2001

Sea Pines Associates, Inc.

Consolidated Balance Sheets

(In thousands)

	October 31

	2001	2000

Assets

Current assets:

Cash and cash equivalents

Unrestricted	$360	$222

Restricted	1,182	2,651

	1,542	2,873

Accounts receivable, less allowance for doubtful accounts of $30 and $18 at October 31, 2001 and 2000, respectively	946	1,072

Current portion of notes receivable	82	76

Income tax refund receivable	469	--

Deferred income taxes	106	67

Inventories	870	693

Prepaid expenses	244	236

Total current assets	4,259	5,017

Notes receivable, less current portion	1,089	1,171

Deferred income taxes	94	268

Deferred loan fees, net	154	168

Other assets, net	60	60

	1,397	1,667

Real estate assets:

Construction in progress	202	16,316

Operating properties, net	46,297	30,960

Properties held for future development	3,017	3,034

	49,516	50,310

Total assets	$55,172	$56,994

Sea Pines Associates, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	October 31

	2001	2000

Liabilities and shareholders’ equity

Current liabilities:

Accounts payable and accrued expenses	$3,299	$4,977

Advance deposits	1,031	2,562

Income tax payable	—	154

Line of credit	2,000	--

Current portion of deferred revenue and other long-term liabilities	367	376

Current portion of long-term debt	798	733

Total current liabilities	7,495	8,802

Long-term debt, less current portion	33,201	33,000

Interest rate swap agreement	1,896	--

Deferred revenue and other long-term liabilities	921	756

Trust preferred securities	2,480	2,480

Total liabilities	45,993	45,038

Commitments and contingencies

Shareholders’ equity:

Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at October 31, 2001 and 2000, respectively (liquidation preference of $1,679 at October 31, 2001 and 2000, respectively)	1,294	1,294

Series B junior cumulative preferred stock, no par value; 20,000 shares authorized, none issued or outstanding	—	—

Common stock, 23,000,000 shares authorized, no par value; 3,559,400 shares and 3,545,400 shares issued and outstanding at October 31, 2001 and 2000, respectively	7,559	7,343

Unearned stock compensation	(159)	—

Retained earnings	485	3,319

Total shareholders’ equity	9,179	11,956

Total liabilities and shareholders’ equity	$55,172	$56,994

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Operations

(In thousands except per share amounts)

	Year ended October 31

	2001	2000	1999

Revenues	$50,344	$48,839	$46,414

Cost and expenses:

Cost of revenues	37,270	37,349	32,506

Sales and marketing expenses	3,161	2,981	2,514

General and administrative expenses	6,116	5,824	6,236

Depreciation and amortization	2,504	1,597	1,307

	49,051	47,751	42,563

Income from operations	1,293	1,088	3,851

Other income (expense):

Gain (loss) on sale or disposal of assets, net	172	(66)	359

Interest income	101	119	164

Interest rate swap agreements	(1,896)	—	—

Interest expense, net of amounts capitalized	(2,771)	(1,426)	(1,099)

Exchange offer costs	(3)	(202)	—

	(4,397)	(1,575)	(576)

(Loss) income before income taxes	(3,104)	(487)	3,275

Provision for (benefit from) income taxes	(430)	(98)	1,212

Net (loss) income	(2,674)	(389)	2,063

Preferred stock dividend requirements	160	341	887

Net (loss) income attributable to common stock	$(2,834)	$(730)	$1,176

Net (loss) income per share of common stock; basic and diluted	$(0.80)	$(0.23)	$0.64

Weighted average shares outstanding	3,554	3,174	1,843

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands)

	Series A				Unearned
	Preferred Stock		Common Stock		Stock	Retained
	Shares	Amount	Shares	Amount	Compensation	Earnings	Total

Balance at October 31, 1998	1,228	$7,218	1,843	$2,166	—	$5,334	$14,718

Net income	—	—	—	—	—	2,063	2,063

Preferred stock dividend	—	—	—	—	—	(887)	(887)

Balance at October 31, 1999	1,228	7,218	1,843	2,166	—	6,510	15,894

Net loss	—	—	—	—	—	(389)	(389)

Trust Preferred exchange	(1,007)	(5,924)	1,703	5,177	—	(1,733)	(2,480)

Preferred stock dividend	—	—	—	—	—	(1,069)	(1,069)

Balance at October 31, 2000	221	1,294	3,546	7,343	—	3,319	11,956

Net loss	—	—	—	—	—	(2,674)	(2,674)

Issuance of common stock to directors	—	—	14	63	(63)	—	—

Deferred stock plan	—	—	—	153	(153)	—	—

Amortization of stock compensation	—	—	—	—	57	—	57

Preferred stock dividend	—	—	—	—	—	(160)	(160)

Balance at October 31, 2001	221	$1,294	3,560	$7,559	$(159)	$485	$9,179

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended October 31

	2001	2000	1999

Cash flows from operating activities

Net (loss) income	$(2,674)	$(389)	$2,063

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	2,504	1,597	1,307

Allowance for doubtful accounts	12	(23)	(9)

(Gain) loss on sale of assets	(172)	66	(359)

Amortization of stock compensation	57	—	—

Interest rate swap agreement	1,896	—	—

Deferred income taxes	135	(252)	233

Changes in assets and liabilities:

Restricted cash	1,469	(271)	(372)

Accounts and notes receivable	190	953	(5)

Inventories	(177)	44	(84)

Prepaid expenses	(8)	(96)	(8)

Other assets	—	(92)	—

Accounts payable and accrued expenses	(1,495)	1,495	831

Advance deposits	(1,531)	407	209

Deferred revenue	156	(310)	(78)

Income taxes payable (receivable)	(623)	500	(459)

Net cash (used in) provided by operating activities	(261)	3,629	3,269

Cash flows from investing activities

Proceeds from sale of assets	335	90	754

Capital expenditures and property acquisitions	(1,784)	(17,082)	(5,823)

Net cash used in investing activities	(1,449)	(16,992)	(5,069)

Cash flows from financing activities

Payment of deferred loan fees	(77)	(40)	34

Additional borrowing on revolving loan	2,300	14,250	3,091

Additional borrowing on line of credit	2,000	—	—

Principal repayments of debt	(2,034)	(400)	(367)

Preferred stock dividends paid	(341)	(887)	(887)

Net cash provided by financing activities	1,848	12,923	1,871

Sea Pines Associates, Inc.

Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year ended October 31

	2001	2000	1999

Net increase (decrease) in unrestricted cash and cash equivalents	138	(440)	71

Unrestricted cash and cash equivalents at beginning of year	222	662	591

Unrestricted cash and cash equivalents at end of year	$360	$222	$662

See accompanying notes.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements

October 31, 2001

1.	Description of Business and Summary of Significant Accounting Policies

Sea Pines Associates, Inc. (“SPA” or the “Company”) was incorporated in South Carolina on May 4, 1987. The Company was principally organized to acquire, own and operate certain resort assets in Sea Pines Plantation on Hilton Head Island, South Carolina.

The wholly-owned subsidiaries of the Company are Sea Pines Company, Inc. (“SPC”), Sea Pines Real Estate Company (“SPREC”), Fifth Golf Course Club, Inc., and Sea Pines Associates Trust I. SPC is a full-service resort, which provides guests with the use of three golf courses, tennis facilities, inn and conference facilities, various other recreational facilities, home and villa rental management operations, and food-and-beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate in the Hilton Head Island, South Carolina area (see Note 14 for business segment information). Fifth Golf Course Club, Inc. owns certain acreage which could be used for outdoor recreational activities. Sea Pines Associates Trust I holds certain company debentures as security for notes it has issued.

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

Revenue Recognition

Revenues and expenses from resort operations are recognized as goods are sold and services are provided. Real estate brokerage revenues are recognized upon closing of the sale. Advance deposits are required for certain resort reservations and real estate transactions and are not recognized as revenue until earned. The Company’s accounts receivable are unsecured.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

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

Restricted Cash

Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or net realizable value.

Advertising Expense

The cost of advertising is expensed as incurred and is classified as selling and marketing expenses in the Consolidated Statements of Operations.

Real Estate Assets

Real estate assets are recorded at cost less any impairment losses, if applicable. The costs of new development, additions and improvements which substantially extend the useful lives of assets are capitalized. Capitalized costs include costs of construction, property taxes, interest and miscellaneous expenses incurred during the construction period. Capitalized construction period interest totaled approximately $61,000, $694,000 and $129,000 in 2001, 2000 and 1999, respectively. Repairs and maintenance costs are expensed as incurred.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

1.	Description of Business and Summary of Significant Accounting Policies (continued)

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

Impairment of Long-Lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The Company has not incurred any impairment losses for the years ended October 31, 2001, 2000 or 1999.

Financial Instruments

The Company accounts for interest expense under its swap agreements by recording differences between the interest rates on the underlying debt and the swap rates, applied to the notional amount of the swaps.

Income Taxes

The Company accounts for income taxes using the liability method, which requires recognition of deferred tax liabilities and assets based on temporary differences between the financial statement and tax basis of assets and liabilities using current statutory tax rates. A valuation allowance is established against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

1.	Description of Business and Summary of Significant Accounting Policies (continued)

Adoption of New Accounting Standard

On November 1, 2000, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS 133 affects the accounting for the Company’s interest rate swap agreements.

The Company’s results of operations can be significantly affected by changes in interest rates as the outstanding debt has variable interest rates based on a LIBOR index. To manage the risks associated with changes in interest rates, the Company entered into two interest rate swap agreements, which have maturities on November 1, 2005 and November 10, 2005, to fix the interest rate the Company is charged on a notional amount of $24 million of the outstanding debt.

Upon adoption of SFAS 133, the Company recorded the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company will adjust the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair value of the derivative is immediately recognized in the consolidated statement of operations. For the year ended October 31, 2001, the Company recorded $1,896,000 of expense in the consolidated statement of operations for the change in fair value of the interest rate swap agreements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior years financial statements have been reclassified to conform to current year presentation.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

2.	Statements of Cash Flows

Supplemental disclosure of cash flow information follows (in thousands of dollars):

	Year ended October 31

	2001	2000	1999

Cash paid during the year for:

Interest, net of amounts capitalized	$2,803	$1,305	$1,022

Income taxes	—	—	1,438

3.	Inventories

Inventories consist of the following (in thousands of dollars):

	October 31

	2001	2000

Merchandise	$678	$537

Supplies, parts and accessories	35	36

Food and beverages	111	87

Other	46	33

	$870	$693

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

4.	Real Estate Assets

Operating properties consist of the following (in thousands of dollars):

	October 31

	2001	2000

Land and improvements	$26,455	$22,050

Buildings	23,164	12,367

Machinery and equipment	11,385	8,895

	61,004	43,312

Less accumulated depreciation	(14,707)	(12,352)

	$46,297	$30,960

Properties held for future development of $3,017,000 and $3,034,000 at October 31, 2001 and 2000 consist primarily of land and certain future development rights.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

5.	Long-Term Debt and Line of Credit Agreements

Long-term debt consists of the following (in thousands of dollars):

	October 31

	2001	2000

Term note payable to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (2.64% at October 31, 2001), plus 1.25% to 1.5% collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $133,050 in 2002 to $220,979 in 2008. Interest is payable monthly. The note matures November 1, 2008.	$16,999	$17,733

$17.75 million revolving line of credit to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (2.64% at October 31, 2001), plus 1.25% to 1.5% collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures November 1, 2003.	17,000	16,000

	33,999	33,733

Less current portion of long-term debt	(798)	(733)

Total long-term debt	$33,201	$33,000

Scheduled maturities of long-term debt as of October 31, 2001 are as follows (in thousands of dollars):

Year ending October 31
2002	$798

2003	1,869

2004	16,946

2005	1,029

2006	1,120

Thereafter	12,237

Total	$33,999

The loan agreements contain provisions and covenants which impose certain restrictions on the use of the Company’s assets. The more significant of these restrictions include limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

5.	Long-Term Debt and Line of Credit Agreements (continued)

The Company maintains a $4,500,000 seasonal line of credit (the “Seasonal Line”) with the same bank. Interest is payable monthly at LIBOR plus 1.5% and the Seasonal Line expires October 31, 2003. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of October 31, 2001, the seasonal line of credit had an outstanding balance of $2,000,000.

The Company has an interest rate swap agreement, which effectively fixes the interest rate on an $18,000,000 notional principal amount at 5.24% plus a credit margin ranging from 1.25% to 1.5% until the maturity date of the agreement, November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003.

In May 2000, the Company obtained a second interest rate swap agreement, which effectively fixes the interest rate on a $6,000,000 notional principal amount at 6.58% plus a credit margin ranging from 1.25% to 1.5% until the maturity date of the agreement, November 1, 2005.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

6.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands of dollars):

	Year ended October 31

	2001	2000	1999

Current taxes:

Federal	$(548)	$133	$839

State	(17)	21	140

	(565)	154	979

Deferred income taxes (benefit):

Federal	172	(218)	202

State	(37)	(34)	31

	135	(252)	233

	$(430)	$(98)	$1,212

The reconciliation between actual income tax expense (benefit) and the amount calculated by applying the federal statutory rates to income (loss) before income taxes follows (in thousands of dollars):

	Year ended October 31

	2001	2000	1999

Tax at statutory federal income tax rates	$(1,051)	$(165)	$1,113

State income taxes, net of federal income tax benefit	(58)	(16)	108

Interest rate swap	645	—	—

Decrease in valuation allowance	—	—	(168)

Charitable contribution expiration	—	—	140

Offering costs	—	77	—

Other	34	6	19

	$(430)	$(98)	$1,212

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

6.	Income Taxes (continued)

The tax effects of the types of temporary differences and carryovers, which give rise to deferred income tax assets (liabilities), are as follows (in thousands of dollars):

	October 31

	2001	2000	1999

Deferred revenue:

License and fee income	$480	$416	$200

Country club membership sales	7	34	38

Charitable contribution carryover	7	4	—

State net operating loss	65	—	—

Severance payments	44	—	—

Accrued liabilities	138	142	167

Other assets	12	7	15

Gross deferred income tax assets	753	603	420

Less: Valuation allowance	(23)	(23)	(23)

Deferred income tax assets	730	580	397

Depreciation	(442)	(164)	(231)

Other liabilities	(88)	(81)	(83)

Gross deferred income tax liabilities	(530)	(245)	(314)

Net deferred income tax assets	$200	$335	$83

7.	Shareholders’ Equity

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

The Series A cumulative preferred shares provide for a cumulative dividend of $0.722 per share per annum, payable in arrears as declared by the Board of Directors. These shares have a liquidation value of $7.60 per share plus accumulated but unpaid dividends. If four or more years of dividends are in arrears, the Series A cumulative preferred shareholders will be entitled to elect a majority of

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

7.	Shareholders’ Equity (continued)

Preferred Stock (continued)

the Board of Directors of the Company. All or any part of such shares may be redeemed at the option of the Company at liquidation value. As of October 31, 2001, all preferred stock dividends applicable to fiscal year ended October 31, 2000 have been declared and paid.

The Series B Junior cumulative preferred shares are subject to the prior and superior rights of the holders of the Series A and all other classes of preferred shares. These Series B shares provide for a cumulative dividend of the greater of $0.25 per share or an amount as adjusted for the anti-dilution number (initially 1,000). Each share of the Series B also entitles the holder to the number of votes equal to the anti-dilution number. Generally, the Series B and common shareholders will vote together as one class on all matters submitted to a vote. The Series B shares have a liquidation value of $100 per share, plus dividends thereon. The Series B shares are not redeemable. No shares of the Series B junior cumulative preferred stock have been issued (see Stock Purchase Rights Plan).

Common Stock

Of the 23,000,000 authorized shares of common stock, 2,000,000 shares are designated as special common stock and 1,000,000 are designated as nonvoting common stock. All other shares are voting. The 3,559,400 shares of common stock outstanding are all voting common stock.

Each share of common stock (regardless of class) shall participate on an equal and pro rata basis in all dividends and other distributions, including liquidation, subject to the rights of the preferred shareholders.

Holders of shares of voting common stock are entitled to one vote per share. Holders of special common shares (if issued) will have such voting rights as specified by the Board of Directors, except that such rights will not be superior to the voting common stock.

Preferred Stock Exchange Offer

In February 2000, the Company completed its Exchange Offer pursuant to its December 1999 Exchange Offer Prospectus. The Exchange Offer allowed holders of the Company’s Series A Preferred Stock to exchange each preferred share for either 2 1/2 shares of the Company’s common stock or an equivalent number of new 9.5% Company-obligated redeemable preferred securities of

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

7.	Shareholders’ Equity (continued)

Preferred Stock Exchange Offer (continued)

a subsidiary trust holding solely the Junior Subordinated Debentures (“Trust Preferred Securities”) issued by Sea Pines Associates, Inc. Holders of approximately 56% of the preferred stock exchanged their shares for Common Stock. Holders of approximately 26% of the preferred stock exchanged their shares for the new Trust Preferred Security. Holders of approximately 18% of the Series A Preferred Stock did not exchange their shares.

In conjunction with the Exchange Offer, the Company declared a cash payment of $0.722 per share to be paid only to holders of record of Series A Preferred Stock who exchanged shares of Series A Preferred Stock in the Exchange Offer. This cash payment was paid in four approximately equal quarterly installments commencing in April 2000. In addition, a deemed dividend of $1,733,000 was recorded as a reduction to retained earnings.

The Company incurred approximately $294,000 in professional fees and other costs relating to this transaction. Costs of $202,000 were expensed in 2000 relating to the Common Stock Exchange. The remaining costs of $92,000 were capitalized as deferred financing costs and are being amortized over the 30-year life of the Trust Preferred Securities.

The Trust Preferred Securities bear interest at 9.5% per annum with payments due quarterly, nine months in arrears, commencing January 31, 2001. The Trust Preferred Securities mature on January 31, 2030. The Company has the right to redeem the Trust Preferred Securities on or after January 31, 2003 as specified in the indenture agreement. The Trust Preferred Securities are subordinate in right of payment to all senior debt of the Company.

Stock Purchase Rights Plan

On August 23, 1993 the Company’s Board of Directors approved a Stock Purchase Rights Plan (“Plan”) and declared a dividend distribution of one right (“Right”) for each share of the Company’s outstanding common stock. Each Right entitles a shareholder to purchase one one-thousandth of a share of Series B junior cumulative preferred stock at a price of $.50 per Right, subject to adjustment.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

7.	Shareholders’ Equity (continued)

Stock Purchase Rights Plan

The Rights become exercisable after any person or group of affiliated or associated persons (an “Acquirer”) acquires 20% percent or more of the Company’s outstanding common stock or commences a tender offer that would result in the Acquirer owning 20% or more of the Company’s outstanding common stock or an Acquirer has been designated an Adverse Person, as such term is defined in the Plan. The Plan was amended in connection with the Exchange Offer allowing the acquisition of 20% or more of the Company’s outstanding common stock as a result of the shares acquired in the Exchange Offer. In the event the Rights become exercisable, a Right will entitle the holder to receive shares of the Company’s common stock having a value equal to twice the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination or sale of 50% or more of its assets or earning power, a Right will entitle the holder to receive shares of the surviving company’s common stock having a market value equal to twice the exercise price of the Right. The Board of Directors has the flexibility to lower the 20% threshold to not less than 10% under certain circumstances.

In general, the Rights may be redeemed by the Company at $.01 per Right at anytime before certain events occur. One Right is attached to and trades with each share of common stock. The Rights will not trade separately unless they become exercisable. All Rights expire on August 23, 2003.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

8.     Commitments

Rent expense aggregated $1,203,364, $982,208 and $694,591 for the years ended October 31, 2001, 2000 and 1999, respectively. Operating leases relate primarily to office space and equipment. Minimum annual rental commitments remaining at October 31, 2001, under non-cancelable operating leases with original terms of at least one year are as follows (in thousands of dollars):

Year ending October 31
2002	$954

2003	723

2004	436

2005	203

2006	117

Thereafter	640

Total	$3,073

In 1993, the Company made a commitment to donate approximately 404 acres of a wildlife preserve owned by the Company to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 2001 approximately 90 of the 404 acres have been donated and title transferred. The remaining 314 acres have been leased to the same not-for-profit organization for a nominal amount.

9.	Contingencies

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

10.	Employee Savings Plan

Effective January 1, 1989, the Company adopted a 401(k) defined contribution plan for all eligible employees with a minimum of one year of service and who meet certain age requirements, as defined. The Company matches 50% of the first 6% of the participants’ compensation. The Company’s contributions to the plan were $156,000, $148,000 and $126,000 for the years ended October 31, 2001, 2000 and 1999, respectively.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

11.	Stock Compensation Plan and Deferred Issuance Plan

Director Stock Compensation Plan

Effective October 30, 2000, the Company established a director stock compensation plan. The purpose of the plan is to enable the Company to use common stock rather than cash to compensate directors for service to the Company and thereby foster increased stock ownership by the directors. The plan has reserved 50,000 shares for issuance pursuant to future grants. During the third quarter, 14,000 shares were issued, at a fair market value of $4.50 per share. The Company recorded $63,000 as deferred compensation at the time the stock was issued and that amount is being amortized over the directors’ 12-month term.

Deferred Issuance Plan

Effective October 30, 2000, the Company established a deferred issuance stock plan. The purpose of the plan is to optimize the profitability and growth of the Company through long-term incentives, which link the personal interest of participants to those of Sea Pines stockholders. The Company has 180,000 shares of common stock authorized for issuance to eligible employees under the plan. Deferred stock awards will be granted to key employees. Generally common stock of the Company will be issued to the participant on the fifth anniversary of the date the award is granted. On June 1, 2001, the Company awarded 32,300 deferred shares, at a fair market value of $4.75 per share. For the year ended October 31, 2001, the Company recorded $12,785 of stock compensation expense.

12.	Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, other current assets, accounts payable, line of credit with bank, long-term debt and accruals meeting the definition of financial instruments approximate their fair values, as of October 31, 2001 and 2000.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

13.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2001 and 2000:

	2001 Quarters

	First	Second	Third	Fourth

Revenues	$7,790	$14,259	$16,813	$11,482

Net income (loss)	(2,250)	662	432	(1,518)

Earnings per common share

Net income (loss), basic and diluted	$(0.65)	$0.18	$0.11	$(0.44)

	2000 Quarters

	First	Second	Third	Fourth

Revenues	$7,424	$15,219	$15,017	$11,179

Net income (loss)	(1,147)	1,230	214	(686)

Earnings per common share

Net income (loss), basic and diluted	$(0.74)	$0.34	$0.05	$(0.20)

14.	Business Segment Information

The Company had two reportable business segments. The Company’s reportable segments are organized by the type of operations and for the years ended October 31, 2001 and 2000 include: (1) resort activities, including home and villa management operations, golf course operations, food and beverage operations, inn and conference facility operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head, South Carolina, area.

The Company evaluates performance and allocates resources based on earnings before interest, depreciation and other non-cash items. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies (Note 1). All intercompany transactions between segments have been eliminated upon consolidation.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

14.	Business Segment Information (continued)

Segment information as of and for the years ended October 31, 2001, 2000 and 1999 are as follows: (Dollars in Thousands)

	Year ended October 31

	2001	2000	1999

Revenues:

Resort	$33,734	$29,670	$28,941

Real estate brokerage	16,610	19,169	17,473

	50,344	48,839	46,414

Cost of revenues:

Resort	25,046	23,356	20,155

Real estate brokerage	12,224	13,993	12,351

	37,270	37,349	32,506

Interest expense:

Resort	2,771	1,426	1,099

	2,771	1,426	1,099

Depreciation and amortization expense:

Resort	2,435	1,539	1,263

Real estate brokerage	69	58	44

	2,504	1,597	1,307

Segment (loss) income before income taxes:

Resort	(3,723)	(1,931)	1,368

Real estate brokerage	619	1,444	1,907

	(3,104)	(487)	3,275

Identifiable assets:

Resort	54,016	53,905	40,234

Real estate brokerage	1,156	3,089	2,456

	$55,172	$56,994	$42,690

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

15.	Subsequent Events

In December 2001, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification reduced the required principal repayments during 2002 through 2008, and waived certain loan covenant requirements during the first two quarters in fiscal 2002, should a violation of these covenants occur. The modification also included a commitment from the bank to increase the availability under the seasonal line of credit to $5,250,000.