Form 10-Q
period 2002-01-31
SEA PINES ASSOCIATES INC
filed 2002-03-14
CIK 846926

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

                 For the Quarterly Period Ended January 31, 2002

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

                         Yes  |X|               No   |_|

The number of shares outstanding of the registrant's common stock as of January 31, 2002 was 3,559,400.


================================================================================

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as
         of January 31, 2002 and October 31, 2001                         4 - 5

         Condensed Consolidated Statements of Operations for
         the Three Months Ended January 31, 2002 and 2001                     6

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended January 31, 2002 and 2001                 7

         Notes to Condensed Consolidated Financial Statements            8 - 11

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                12 - 16

Item 3 - Quantitative and Qualitative Disclosures About Market Risk          16

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings                                                   17

Item 2 - Changes in Securities and Use of Proceeds                           17

Item 3 - Defaults Upon Senior Securities                                     17

Item 4 - Submission of Matters To A Vote of
           Security Holders                                                  17

Item 5 - Other Information                                                   17

Item 6 - Exhibits and Reports on Form 8-K                                    17

Signatures                                                                   18

                                     PART I

THIS REPORT ON FORM 10-Q AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED, AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. THE INVESTMENT COMMUNITY IS CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS INCLUDE THOSE SET FORTH IN THIS REPORT, AND THOSE CONTAINED IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS REPORT ON FORM 10-Q, WHICH FACTORS ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.


Item 1.  Financial Statements

                           Sea Pines Associates, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                               January 31,           October 31,
                                                  2002                  2001
                                               (Unaudited)             (Note)
                                               ---------------------------------
 Assets
 Current Assets:
   Cash and cash equivalents:
      Unrestricted                               $    --              $   360
       Restricted                                  2,902                1,182
                                               ---------------------------------
                                                   2,902                1,542

   Accounts receivable, less allowance for
     doubtful accounts of $26 and $30 at
     January 31, 2002 and October 31, 2001,
     respectively                                    759                  946
   Current portion of notes receivable                83                   82
   Income tax refund receivable                      469                  469
   Deferred income taxes                             106                  106
   Inventories                                       824                  870
   Prepaid expenses                                  262                  244
                                               ---------------------------------
 Total current assets                              5,405                4,259

 Notes receivable, less current portion            1,068                1,089
 Deferred income taxes                             1,039                   94
 Deferred loan fees, net                             159                  154
 Other assets, net                                    60                   60
                                               ---------------------------------
                                                   2,326                1,397
 Real estate assets:
   Construction in progress                          202                  202
   Operating properties, net                      45,705               46,297
   Properties held for future development          3,017                3,017
                                               ---------------------------------
                                                  48,924               49,516
                                               ---------------------------------

 Total assets                                    $56,655              $55,172
                                               =================================

Note: The condensed consolidated balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                           Sea Pines Associates, Inc.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                    January 31,           October 31,
                                                                       2002                  2001
                                                                    (Unaudited)             (Note)
                                                               --------------------------------------------
 Liabilities and shareholders' equity Current liabilities:
   Accounts payable and accrued expenses                              $ 3,421               $ 3,299
   Advance deposits                                                     2,812                 1,031
   Line of credit                                                       2,611                 2,000
   Current portion of deferred revenue and other long-term
     liabilities                                                          377                   367
   Current portion of long-term debt                                    1,060                   798
                                                               --------------------------------------------
   Total current liabilities                                           10,281                 7,495
 Long-term debt, less current portion                                  33,689                33,201
 Interest rate swap agreement                                           1,364                 1,896
 Deferred revenue and other long-term liabilities                         863                   921
 Trust preferred securities                                             2,480                 2,480
                                                               --------------------------------------------
 Total liabilities                                                     48,677                45,993
                                                               --------------------------------------------

 Commitments and contingencies

 Shareholders' equity:
   Series A cumulative preferred stock, no par value,
     2,000,000 shares authorized; 220,900 shares issued and
     outstanding at January 31, 2002 and October 31, 2001
     (liquidation preference of $1,679 at January 31, 2002
     and October 31, 2001)                                              1,294                 1,294
   Series B junior cumulative preferred stock, no par value,
     20,000 shares authorized; none issued or outstanding                  --                    --
   Common stock, 23,000,000 shares authorized; no par value;
     3,559,400 shares issued and outstanding at January 31,
     2002 and October 31, 2001                                          7,675                 7,559
   Unearned stock compensation                                           (253)                 (159)
   Retained earnings (deficit)                                           (738)                  485
                                                               --------------------------------------------
 Total shareholders' equity                                             7,978                 9,179
                                                               --------------------------------------------
 Total liabilities and shareholders' equity                           $56,655               $55,172
                                                               ============================================

Note: The condensed consolidated balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                           Sea Pines Associates, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                              Three Months Ended
                                                                                  January 31,
                                                                          2002                  2001
                                                                       (Unaudited)           (Unaudited)
                                                                  --------------------------------------------
Revenues                                                                   $6,537                $7,789

Costs and expenses:
   Cost of revenues                                                         5,526                 6,926
   Sales and marketing expenses                                               675                   854
   General and administrative expenses                                      1,627                 1,651
   Depreciation and amortization                                              648                   583
                                                                  --------------------------------------------
                                                                            8,476                10,014
                                                                  --------------------------------------------

 Loss from operations                                                      (1,939)               (2,225)

 Other income (expense):
   Gain on sale or disposal of assets, net                                     --                    51
   Interest income                                                             26                    26
   Interest rate swap agreement                                               533                  (491)
   Interest expense, net of amounts capitalized                              (628)                 (678)
                                                                  --------------------------------------------
                                                                              (69)               (1,092)
                                                                  --------------------------------------------

Loss before income taxes                                                   (2,008)               (3,317)
Benefit from income taxes                                                     945                 1,067
                                                                  --------------------------------------------
Net loss                                                                   (1,063)               (2,250)

Preferred stock dividend requirements                                         (40)                  (40)
                                                                  --------------------------------------------
Net loss attributable to common stock                                     $(1,103)               (2,290)
                                                                  ============================================

Net loss per share of common stock; basic and diluted
                                                                          $ (0.31)              $ (0.65)
                                                                  ============================================

Weighted average shares outstanding                                         3,559                 3,545
                                                                  ============================================

See accompanying notes.

                           Sea Pines Associates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                               Three Months Ended
                                                                                   January 31,
                                                                          2002                  2001
                                                                       (Unaudited)           (Unaudited)
                                                                  --------------------------------------------
Cash flows from operating activities:
Net loss                                                                  $(1,063)              $(2,250)
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                              648                   559
   Allowance for doubtful accounts                                             (4)                    1
   Gain on sale of assets                                                      --                   (51)
   Amortization of stock compensation                                          22                    --
   Interest rate swap agreement                                              (532)                  491
   Deferred income taxes                                                     (945)               (1,067)
Changes in assets and liabilities:
   Restricted cash                                                         (1,720)                  601
   Accounts and notes receivable                                              211                   389
   Inventories                                                                 46                  (171)
   Prepaid expenses                                                           (18)                   14
   Other assets                                                                --                     2
   Accounts payable and accrued expenses                                        2                (1,487)
   Advance deposits                                                         1,781                   328
   Deferred revenue                                                           (48)                  (58)
   Income taxes receivable                                                     --                  (154)
                                                                  --------------------------------------------
Net cash used in operating activities                                      (1,620)               (2,853)
                                                                  --------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                --                    68
   Capital expenditures and property acquisitions                             (51)               (1,222)
                                                                  --------------------------------------------
Net cash used in investing activities                                         (51)               (1,154)
                                                                  --------------------------------------------

Cash flows from financing activities:
   Payment of deferred loan fees                                              (10)                  (14)
   Additional borrowing on revolving loan                                     750                 2,300
   Additional borrowing on line of credit                                     611                 1,720
   Preferred stock dividends paid                                             (40)                 (221)
                                                                  --------------------------------------------
 Net cash provided by financing activities                                  1,311                 3,785
                                                                  --------------------------------------------

Net decrease in unrestricted cash and cash equivalents                       (360)                 (222)
Unrestricted cash and cash equivalents at beginning of period
                                                                              360                   222
                                                                  --------------------------------------------
Unrestricted cash and cash equivalents at end of period                   $    --               $    --
                                                                  ============================================

See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      JANUARY 31, 2002 AND OCTOBER 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2001 have been reclassified to conform with the quarter ended January 31, 2002 presentation. Operating results for the three-month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                           January 31,           October 31,
                                              2002                  2001
                                    --------------------------------------------

Merchandise                                   $643                  $678
Supplies, parts and accessories                 35                    35
Food and beverage                              102                   111
Other                                           44                    46
                                    --------------------------------------------
                                              $824                  $870
                                    ============================================

NOTE 3 - REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):

                                          January 31,           October 31,
                                             2002                  2001
                                    --------------------------------------------

Land and improvements                     $ 26,455              $ 26,455
Buildings                                   23,148                23,164
Machinery and equipment                     11,438                11,385
                                    --------------------------------------------
                                            61,041                61,004
Less accumulated depreciation              (15,336)              (14,707)
                                    --------------------------------------------
                                          $ 45,705              $ 46,297
                                    ============================================

Properties held for future development of $3,017,000 at January 31, 2002 and October 31, 2001 consist primarily of land and certain future development rights.

NOTE 4 - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars):

                                                        January 31,  October 31,
                                                           2002         2001
                                                        ------------------------

Term note payable to bank, bearing interest at
  various London Interbank Offered Rates (LIBOR)
  (2.02% at January 31, 2002), plus 1.40% to 1.65%,
  collateralized by substantially all assets of the
  Company. Principal is payable monthly from May
  through October each year in amounts ranging from
  $176,667 in 2002 to $276,667 in 2008. Interest is
  payable monthly. The note matures November 1, 2008.    $16,999      $16,999

$17.75 million revolving line of credit to bank,
  bearing interest at various London Interbank
  Offered Rates (LIBOR) (2.02% at January 31, 2002),
  plus 1.40% to 1.65% collateralized by substantially
  all assets of the Company. Interest is payable
  monthly. The line matures November 1, 2003.             17,750       17,000
                                                        ------------------------
                                                          34,749       33,999
Less current portion of long-term debt                    (1,060)        (798)
                                                        ------------------------
Total long-term debt                                     $33,689      $33,201
                                                        ========================

The loan agreements contain provisions and covenants which impose certain restrictions on the use of the Company's assets. The more significant of these restrictions include limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The Company maintains a $4,500,000 seasonal line of credit (the "Seasonal Line") with the same bank. Interest is payable monthly at LIBOR plus 1.65%, and the Seasonal Line expires on November 1, 2003. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of January 31, 2002, the seasonal line of credit had an outstanding balance of $2,611,000.

In December 2001, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification reduced the required principal repayments during 2002 through 2008, and waived certain loan covenant requirements during the first two quarters in fiscal 2002, should a violation of these covenants occur. The modification also included a commitment from the bank to increase the availability under the seasonal line of credit to

$5,250,000. This additional commitment is available until June 2, 2002.

Under the terms of the Master Credit Agreement with the bank, the Company is required to maintain certain financial covenants which are calculated on a quarterly basis. The Company did not meet its requirement for one of these financial covenants for the first quarter ended January 31, 2002 and has received a waiver from the bank as discussed above. The Company expects to meet these financial covenants in future quarters.

The Company has an interest rate swap agreement, which effectively fixes the interest rate on an $18,000,000 notional principal amount at 5.24% plus a credit margin ranging from 1.40% to 1.65% until the maturity date of the agreement, November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003.

In May 2000, the Company obtained a second interest rate swap agreement, which effectively fixes the interest rate on a $6,000,000 notional principal amount at 6.58% plus a credit margin ranging from 1.40% to 1.65% until the maturity date of the agreement, November 1, 2005.

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

NOTE 6 - INTEREST RATE SWAP AGREEMENTS

On November 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS 133 affects the accounting for the Company's interest rate swap agreements.

The Company's results of operations can be significantly affected by changes in interest rates as the outstanding debt has variable interest rates based on a LIBOR index. To manage the risks associated with changes in interest rates, the Company entered into two interest rate swap agreements, which have maturities on November 1, 2005 and November 10, 2005, to fix the interest rate the Company is charged on a notional amount of $24 million of the outstanding debt.

Upon adoption of SFAS 133, the Company recorded the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company will adjust the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair value of the derivative is immediately recognized in the consolidated statement of operations. For the quarter ended January 31, 2002, the Company recorded $533,000 of income in the consolidated statement of operations for the change in fair value of the interest rate swap agreements.

The changes in fair value of the interest rate swap agreements are not considered in the determination of the Company's taxable income or loss. Consequently, the computation of the Company's effective tax rate will be affected by these changes in fair value reported in income (loss) before income taxes.

NOTE 7 - BUSINESS SEGMENT INFORMATION

The Company has two reportable business segments. The Company's reportable segments are organized by the type of operations and include: (1) resort activities, including home and villa rental management operations, golf course operations, food and beverage operations, inn and conference facility operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head Island, South Carolina area.

NOTE 7 - BUSINESS SEGMENT INFORMATION

All inter-company transactions between segments have been eliminated upon consolidation.

                                                     Three Months Ended
                                                         January 31,
                                                   2002             2001
                                               (Unaudited)       (Unaudited)
                                            ------------------------------------
Revenues:
  Resort                                        $  3,809           $ 3,034
  Real estate brokerage                            2,728             4,755
                                            ------------------------------------
                                                $  6,537           $ 7,789
                                            ====================================

Cost of revenues:
  Resort                                        $  3,594           $ 3,331
  Real estate brokerage                            1,932             3,595
                                            ------------------------------------
                                                $  5,526           $ 6,926
                                            ====================================

Interest expense:
  Resort                                        $   628            $   678
                                            ====================================

Depreciation and amortization expense:
  Resort                                        $   631            $   566
  Real estate brokerage                              17                 17
                                           -------------------------------------
                                                $   648            $   583
                                           =====================================

Segment income (loss) before income taxes:
  Resort                                        $(2,065)           $(3,571)
  Real estate brokerage                              57                254
                                           ------------------------------------
                                                $(2,008)           $(3,317)
                                           =====================================

                                                     As of January 31,
                                                  2002               2001
                                              (Unaudited)        (Unaudited)
                                           -------------------------------------
Identifiable assets:
  Resort                                        $54,992            $56,109
  Real estate brokerage                           1,663              1,556
                                           -------------------------------------
                                                $56,655            $57,665
                                           =====================================

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

Results of Operations for 1st Quarter 2002 as Compared with 1st Quarter 2001
----------------------------------------------------------------------------

Revenues

Revenues for the first quarter 2002 totaled $6,537,000, a 16.1% decrease from first quarter 2001 revenues. The revenue decrease is summarized as follows (amounts in thousands):

                                 Three Months Ended
                                     January 31,
                                   2002       2001       Change       % Change
                                ------------------------------------------------
Resort
    Golf                          $1,916     $1,304     $   612         46.9%
    Rental management                600        605          (5)        (0.8)
    Food and beverage                505        393         112         28.5
    Inn at Harbour Town              325        164         161         98.5
    Other recreation services        293        185         108         58.4
    Other                            170        383        (213)       (55.6)
                                ----------------------------------
                                  $3,809     $3,034     $   775         25.5

Real estate brokerage              2,728      4,755      (2,027)       (42.6)
                                ----------------------------------

Total revenues                    $6,537     $7,789     $(1,252)       (16.1)%
                                ==================================

Golf revenues increased by $612,000, or 46.9%, during the first quarter 2002 as compared with the first quarter 2001. The increase was due to the Harbour Town Golf Links being open for the entire first quarter of 2002. The golf course was closed for eight months beginning with the third quarter of 2000 through part of the first quarter of 2001 to complete a major restoration project.

Rental management revenues decreased by $5,000 during the first quarter 2002 as compared with the first quarter 2001.

Food and beverage revenues increased by $112,000, or 28.5%, during the first quarter 2002 as compared with the first quarter 2001. This increase was due to an increased focus on the catering business and increased revenue in the Heritage Grill and in the golf food and beverage operation due to the Harbour Town Golf Links reopening as mentioned above.

The Inn at Harbour Town revenues increased by $161,000, or 98.2%, during the first quarter 2002 as compared with the first quarter of 2001. The Inn opened during the first quarter of 2001. Paid occupancy during the first quarter of 2002 was 39.1% as compared to 24.1% during the first quarter of 2001. The average daily rate was $133.37 in the first quarter 2002, an increase of $16.68, or 14.3%, from the same period in 2001.

Other recreation services revenues increased by $108,000, or 58.4%, during the first quarter 2002 as compared with the first quarter 2001. This increase is primarily the result of increased revenue from tennis operations and other recreational services.

Other revenues decreased by $213,000, or 55.6%, during the first quarter 2002 as compared with the first quarter 2001. This decrease is primarily from reduced membership sales revenue related to the Sea Pines Country Club. During the first quarter of 2002 only one membership was sold as compared to ten memberships during the first quarter 2001.

Real estate brokerage revenues declined by $2,027,000, or 42.6%, during the first quarter 2002 as compared with the first quarter 2001. This decrease was primarily the result of the current economic downturn which has adversely effected the second-home sales market.

Loss from Operations

Loss from operations totaled $1,939,000 in the first quarter 2002, $286,000, or 12.9%, less than the same period in 2001. This decrease is summarized as follows (amounts in thousands):

                                       Three Months Ended
                                          January 31,
                                       2002         2001     Change   % Change
                                   ---------------------------------------------
Income (loss) from operations:
  Resort
      Golf                           $   518      $    38     $ 480
      Rental management                 (203)        (203)       --
      Food and beverage                 (196)        (181)      (15)
      Inn at Harbour Town               (157)        (139)      (18)
      Other recreation services          (18)         (93)       75
      Sales and marketing               (502)        (623)      121
      General and administrative      (1,438)      (1,278)     (160)
                                   ----------------------------------
                                     $(1,996)     $(2,479)    $ 483      19.5%

  Real estate brokerage                   57          254      (197)    (77.6)
                                   ----------------------------------

  Total loss from operations         $(1,939)     $(2,225)    $ 286      12.9%
                                   ==================================

Income from golf operations increased by $480,000 during the first quarter 2002 as compared with the same period last year. As previously discussed, this increase was due to the Harbour Town Golf Links being open for the entire first quarter of 2002. The golf course was closed for part of the first quarter of 2001.

Loss from rental management operations was $203,000 for the first quarter 2002 and first quarter 2001.

Loss from food and beverage operations increased by $15,000, or 8.3%, during the first quarter 2002 as compared with the same period last year. This increase is primarily the result of increased cost of sales expense.

Loss from The Inn at Harbour Town operations increased by $18,000, or 12.9%, during the first quarter 2002 as compared with the same period of 2001. This increase is primarily the result of increased payroll expenses due to the Inn being fully staffed in first quarter 2002 and increased depreciation expense.

Loss from other recreation services operations decreased by $75,000 during the first quarter 2002 as compared with the same period of 2001. As mentioned above, this improvement is primarily the result of increased revenue from tennis operations and the fitness center.

Expenses

Sales and marketing expenses decreased by $179,000, or 21.0%, during the first quarter 2002 as compared with the first quarter 2001. This decrease was primarily the result of deferral of certain marketing expenses until later in the year and focusing marketing efforts on the regional markets.

General and administrative expenses decreased by $24,000, or 1.4%, during the first quarter 2002 as compared with the first quarter 2001. This decrease was primarily the result of lower medical claims paid by the Company's self-funded medical plan. Medical claims decreased $38,000, or 14.5%, during the first quarter 2002 as compared with the first quarter 2001.

Depreciation and amortization costs increased by $65,000, or 11.1%, during the first quarter 2002 as compared with the same period of 2001. This increase results from depreciation of the Company's new Harbour Town assets that were completed in fiscal years 2000 and 2001.

Other income (expense)

Interest rate swap agreement income totaled $533,000 during the first quarter 2002. This income is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 6 of the financial statements. The interest rate swap agreement loss recorded during the first quarter of 2001 was $491,000.

Interest expense decreased by $50,000, or 7.4%, during the first quarter 2002 as compared with the same period of 2001. This decrease is attributable to a reduction in interest rates during the first quarter of 2002.

Liquidity and Capital Resources
-------------------------------

The Company's financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through March has historically been the Company's lowest resort revenue and real estate sales season, and the period from April through October has historically been the Company's highest season.

Cash and cash equivalents increased by $1,360,000 during first quarter 2002 and totaled approximately $2,902,000 at January 31, 2002, all of which was restricted. All unrestricted cash was used to repay the seasonal line of credit. Working capital decreased during the first quarter 2002 by $1,640,000, resulting in a working capital deficit of $4,876,000 at January 31, 2002.

Under a Master Credit Agreement with its corporate lender, the Company maintains three loan facilities: a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these three loan facilities total $39,249,000, of which $37,360,000 was outstanding at January 31, 2002.

The term loan had an outstanding principal amount of $16,999,000 as of January 31, 2002 and matures on November 1, 2008.

The revolving line of credit had an outstanding balance of $17,750,000 as of January 31, 2002 and matures on November 1, 2003.

The available balance under the seasonal line of credit totals $4,500,000 and is used to meet cash requirements during the Company's off-season winter months. As of January 31, 2002, the seasonal line of credit had an outstanding balance of $2,611,000.

In December 2001, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification reduced the required principal repayments during 2002 through 2008, and waived certain loan covenant requirements during the first two quarters in fiscal 2002, should a violation of these covenants occur. The modification also included a commitment from the bank to increase the availability under the seasonal line of credit from $4,500,000 to $5,250,000. This additional commitment is available until June 2, 2002.

Under the terms of the Master Credit Agreement with the bank, the Company is required to maintain certain financial covenants which are calculated on a quarterly basis. The Company did not meet its requirement for one of these financial covenants for the first quarter ended January 31, 2002 and has received a waiver from the bank as discussed in Note 4 of the financial statements in Item 1. The Company expects to meet these financial covenants in future quarters.

The Company has two interest rate swap agreements which effectively fix the interest rate on a $24 million notional principal amount outstanding under the loan facilities described above. $18 million has been fixed at 5.24% per annum plus a credit margin ranging from 1.40% to 1.65%, and $6 million has been fixed at 6.58% plus a credit margin ranging from 1.40% to 1.65%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the three months ended January 31, 2002, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in any of the legal proceedings discussed in the Company's 2001 Annual Report on Form 10-K.

The Company is subject to claims and suits in the ordinary course of business. In management's opinion, currently pending legal proceedings and claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

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

                                         SEA PINES ASSOCIATES, INC.



Date:  March 14, 2002                    /s/Norman P. Harberger
       --------------                    ---------------------------------------
                                         Norman P. Harberger
                                         Chairman (duly authorized officer)



Date:  March 14, 2002                    /s/Thomas C. Morton
       --------------                    ---------------------------------------
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

10(d)        Amended and Restated Term Note between Sea Pines Associates, Inc.
                  and Sea Pines Company, Inc. and Wachovia Bank, N.A.
                  dated October 31, 1998 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10 (m) to Form 10-K filed January 29, 1999)

10(e)        Amended and Restated Revolving Line of Credit Note between
                  Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 1998 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10 (n) to Form 10-K filed January 29, 1999)

10(f)        Amended and Restated Seasonal Line of Credit Note between
                  Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 1998 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10 (o) to Form 10-K filed January 29, 1999)

10(g)        Mortgage Modification and Restatement Agreement dated
                  October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank,
                  N.A. with respect to the note in 10(d) above
                  (Incorporated by reference to Exhibit 10(p) to Form 10-K filed January 29, 1999)

Exhibit No.
-----------

10(h         Mortgage Modification and Restatement Agreement dated
                  October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank,
                  N.A. with respect to the note in 10(e) above
                  (Incorporated by reference to Exhibit 10(q) to Form 10-K filed January 29, 1999)

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

Exhibit No.
-----------

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

10(q)        Second Seasonal Line of Credit Note Modification Agreement
                  dated December 5, 2000 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(r) to Form 10-K filed January 29, 2001)

10(r)        Third Master Credit Agreement Modification Agreement
                  dated December 17, 2001 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(r) to Form 10-K filed January 28, 2002)

10(s)        Second Term Note Modification Agreement dated December 17, 2001 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(s) to Form 10-K filed January 28, 2002)

10(t)        Second Revolving Line of Credit Note Modification Agreement
                  dated December 17, 2001 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 28, 2002)

99.1         Safe Harbor Disclosure