Form 10-Q
period 2002-04-30
SEA PINES ASSOCIATES INC
filed 2002-06-11
CIK 846926

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

                  For the Quarterly Period Ended April 30, 2002

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From            to
                                            ----------    ----------


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

                               Yes [X]   No [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 2002 was 3,573,400.


================================================================================

                               INDEX TO FORM 10-Q
                         FOR SEA PINES ASSOCIATES, INC.

                                                                               Page
                                                                               ----

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as
         of April 30, 2002 and October 31, 2001                                  4

         Condensed Consolidated Statements of Operations for the
         Three Months and the Six Months Ended April 30, 2002 and 2001           6

         Condensed Consolidated Statements of Cash Flows
         for the Six Months ended April 30, 2002 and 2001                        7

         Notes to Condensed Consolidated Financial Statements                    8

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                          13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk             19

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                      20

Item 2 - Changes in Securities and Use of Proceeds
                                                                                20

Item 3 - Defaults Upon Senior Securities                                        20

Item 4 - Submission of Matters To A Vote of
         Security Holders                                                       20

Item 5 - Other Information                                                      21

Item 6 - Exhibits and Reports on Form 8-K                                       21

Signatures                                                                      21

Exhibit Index                                                                   22

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


Item 1.           Financial Statements

                           Sea Pines Associates, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                             APRIL 30,         OCTOBER 31,
                                                               2002               2001
                                                            (UNAUDITED)           (NOTE)
                                                          --------------------------------
ASSETS
Current assets:
  Cash and cash equivalents:
     Unrestricted                                             $   160            $   360
      Restricted                                                4,916              1,182
                                                          ------------------------------
                                                                5,076              1,542

  Accounts receivable, less allowance for doubtful
    accounts of $26 and $30 at
    April 30, 2002 and October 31, 2001,
    respectively                                                1,565                946
  Current portion of notes receivable                              85                 82
  Income tax refund receivable                                     14                469
  Deferred income taxes                                           106                106
  Inventories                                                   1,002                870
  Prepaid expenses                                                552                244
                                                          ------------------------------
Total current assets                                            8,400              4,259
                                                          ------------------------------

Notes receivable, less current portion                          1,046              1,089
Deferred income taxes                                             418                 94
Deferred loan fees, net                                           153                154
Other assets, net                                                  60                 60
                                                          ------------------------------
                                                                1,677              1,397
Real estate assets:
  Construction in progress                                        202                202
  Operating properties, net                                    45,207             46,297
  Properties held for future development                        3,017              3,017
                                                          ------------------------------
                                                               48,426             49,516
                                                          ------------------------------
Total assets                                                  $58,503            $55,172
                                                          ==============================

Note: The condensed consolidated balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                           Sea Pines Associates, Inc.
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)

                                                                   APRIL 30,            OCTOBER 31,
                                                                     2002                  2001
                                                                  (UNAUDITED)             (NOTE)
                                                               ------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                             $  3,367             $  3,173
  Advance deposits                                                     4,916                1,157
  Line of credit                                                       1,466                2,000
  Current portion of deferred revenue and other long-term
    liabilities                                                          311                  367
  Current portion of long-term debt                                    1,060                  798
                                                                   ------------------------------
  Total current liabilities                                           11,120                7,495
                                                                   ------------------------------
Long-term debt, less current portion                                  33,689               33,201
Interest rate swap agreement                                           1,319                1,896
Deferred revenue and other long-term liabilities                         806                  921
Trust preferred securities                                             2,480                2,480
                                                                   ------------------------------
Total liabilities                                                     49,414               45,993
                                                                   ------------------------------

Commitments and contingencies

Shareholders' equity:
  Series A cumulative preferred stock, no par value,
   2,000,000 shares authorized; 220,900 shares issued and
   outstanding at April 30, 2002 and October 31, 2001
   (liquidation preference of $1,679 at April 30, 2002 and
    October 31, 2001)                                                  1,294                1,294
  Series B junior cumulative preferred stock, no par value,
    20,000 shares authorized; none issued or outstanding                  --                   --
  Common stock, 23,000,000 shares authorized; no par value;
    3,573,400 shares and 3,559,400 shares issued and
    outstanding at April 30, 2002 and October 31, 2001,
    respectively                                                       7,759                7,559
  Unearned stock compensation                                           (304)                (159)
  Retained earnings                                                      340                  485
                                                                   ------------------------------
Total shareholders' equity                                             9,089                9,179
                                                                   ------------------------------
Total liabilities and shareholders' equity                          $ 58,503             $ 55,172
                                                                   ==============================

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

                           Sea Pines Associates, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            APRIL 30,                                APRIL 30,
                                                     2002                2001                2002                 2001
                                                 (UNAUDITED)         (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                                -------------------------------------------------------------------------
Revenues                                          $ 14,085             $ 14,259             $ 20,622             $ 22,048

Costs and expenses:
   Cost of revenues                                  8,796                9,285               14,322               16,212
   Sales and marketing expenses                        890                  789                1,565                1,643
   General and administrative expenses               1,524                1,864                3,151                3,514
   Depreciation and amortization                       648                  603                1,296                1,186
                                                -------------------------------------------------------------------------
                                                    11,858               12,541               20,334               22,555
                                                -------------------------------------------------------------------------

 Income (loss) from operations                       2,227                1,718                  288                 (507)

 Other income (expenses):
   Gain on sale of assets, net                           4                  119                    4                  170
   Interest income                                      32                   26                   58                   52
   Interest rate swap agreement                         44                 (118)                 577                 (609)
   Interest expense, net of amounts
      capitalized                                     (609)                (733)              (1,237)              (1,411)
                                                -------------------------------------------------------------------------
                                                      (529)                (706)                (598)              (1,798)
                                                -------------------------------------------------------------------------
   Income (loss) before income taxes
                                                     1,698                1,012                 (310)              (2,305)

(Provision) benefit from income taxes                 (620)                (350)                 325                  717
                                                -------------------------------------------------------------------------

 Net income (loss)                                   1,078                  662                   15               (1,588)

Preferred stock dividend requirements                  (40)                 (40)                 (80)                 (80)
                                                -------------------------------------------------------------------------
Net income (loss) attributable to
   common stock                                   $  1,038             $    622             $    (65)            $ (1,668)
                                                =========================================================================
Net income (loss) per share of common
   stock; basic and diluted                       $   0.29             $   0.18             $  (0.02)            $  (0.47)
                                                =========================================================================

Weighted average shares outstanding                  3,564                3,545                3,561                3,545
                                                =========================================================================

  See accompanying notes.

                           Sea Pines Associates, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                  SIX MONTHS ENDED
                                                                                       APRIL 30,
                                                                               2002                  2001
                                                                            (UNAUDITED)           (UNAUDITED)
                                                                        -------------------------------------
Cash flows from operating activities:
Net income (loss)                                                             $    15                $(1,588)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                1,296                  1,139
   Allowance for doubtful accounts                                                 (4)                     4
   Gain on sale of assets                                                          (4)                  (170)
   Amortization of stock compensation                                              55                     --
   Interest rate swap agreement                                                  (577)                   609
   Deferred income taxes                                                         (324)                  (717)
Changes in assets and liabilities:
   Restricted cash                                                             (3,734)                (1,847)
   Accounts and notes receivable                                                 (575)                (1,523)
   Inventories                                                                   (132)                  (400)
   Prepaid expenses                                                              (308)                  (173)
   Accounts payable and accrued expenses                                          115                   (322)
   Advance deposits                                                             3,759                  1,891
   Deferred revenue                                                              (171)                  (203)
   Income taxes payable (receivable)                                              455                   (154)
                                                                       -------------------------------------
Net cash used in operating activities                                            (134)                (3,454)
                                                                       -------------------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                     4                    333
   Capital expenditures and property acquisitions                                (195)                (1,410)
                                                                       -------------------------------------
Net cash used in investing activities                                            (191)                (1,077)
                                                                       -------------------------------------

Cash flows from financing activities:
   Payment of deferred loan fees                                                  (11)                   (30)
   Additional borrowing on revolving loan                                         750                  2,300
   (Principal repayments) additional borrowing on line of credit                 (534)                 2,300
   Preferred stock dividends paid                                                 (80)                  (261)
                                                                       -------------------------------------
 Net cash provided by financing activities                                        125                  4,309

Net decrease in unrestricted cash and cash equivalents                           (200)                  (222)
Unrestricted cash and cash equivalents at beginning of period                     360                    222
                                                                       -------------------------------------
Unrestricted cash and cash equivalents at end of period                       $   160                $    --
                                                                       =====================================

  See accompanying notes.

                           SEA PINES ASSOCIATES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       APRIL 30, 2002 AND OCTOBER 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2001 have been reclassified to conform with the quarter ended April 30, 2002 presentation. Operating results for the six-month period ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                    APRIL 30,         OCTOBER 31,
                                      2002               2001
                                    -----------------------------

Merchandise                         $  773               $678
Supplies, parts and accessories         35                 35
Food and beverage                      151                111
Other                                   43                 46
                                    -------------------------
                                    $1,002               $870
                                    =========================

NOTE 3 - REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):


                                 APRIL 30,             OCTOBER 31,
                                   2002                   2001
                                ---------------------------------
Land and improvements            $ 26,474                $ 26,455
Buildings                          23,165                  23,164
Machinery and equipment            11,488                  11,385
                                ---------------------------------
                                   61,127                  61,004
Less accumulated depreciation     (15,920)                (14,707)
                                ---------------------------------
                                 $ 45,207                $ 46,297
                                =================================

Properties held for future development of $3,017,000 at April 30, 2002 and October 31, 2001 consist primarily of land and certain future development rights.

NOTE 4 -          LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars):

                                                        APRIL 30,             OCTOBER 31,
                                                          2002                  2001
                                                        ---------------------------------
Term note payable to bank, bearing interest at
various London Interbank Offered Rates (LIBOR) (2.03%
at April 30, 2002), plus 1.40% to 1.65%,
collateralized by substantially all assets of the
Company. Principal is payable monthly from May
through October each year in amounts ranging from
$176,667 in 2002 to $276,667 in 2008. Interest is
payable monthly. The note matures November 1, 2008.       $ 16,999             $ 16,999

$17.75 million revolving line of credit to bank,
bearing interest at various London Interbank Offered
Rates (LIBOR) (2.03% at April 30, 2002), plus 1.40%
to 1.65% collateralized by substantially all assets
of the Company. Interest is payable monthly. The line
matures November 1, 2003.                                   17,750               17,000
                                                        -------------------------------
                                                            34,749               33,999
Less current portion of long-term debt                      (1,060)                (798)
                                                        -------------------------------
Total long-term debt                                      $ 33,689             $ 33,201
                                                        ===============================

The loan agreements contain provisions and covenants which impose certain restrictions on the use of the Company's assets. The more significant of these restrictions include limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The Company maintains a $4,500,000 seasonal line of credit (the "Seasonal Line") with the same bank. Interest is payable monthly at LIBOR plus 1.65%, and the Seasonal Line expires on November 1, 2003. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of April 30, 2002, the seasonal line of credit had an outstanding balance of $1,466,000.

In December 2001, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification reduced the required principal repayments during 2002 through 2008, and waived certain loan covenant requirements during the first two quarters in fiscal 2002, should a violation of these covenants occur. The modification also included a commitment from the bank to increase the availability under the seasonal line of credit to $5,250,000. This additional commitment expired on June 2, 2002.

Under the terms of the Master Credit Agreement with the bank, the Company is required to maintain certain financial covenants which are calculated on a quarterly basis. The Company did not meet its requirement for one of these financial covenants for the quarter ended April 30, 2002 and has received a waiver from the bank as discussed above. The Company expects to meet these financial covenants in future quarters.

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

NOTE 5 -          EARNINGS PER SHARE

Income (loss) per share of common stock is calculated by dividing net income or loss after preferred stock dividend requirements by the weighted average number of outstanding shares of common stock. Basic and diluted earnings per share are identical for all periods presented. Potentially diluted securities consist of additional shares of common stock issuable when stock rights become exercisable. These contingently issuable shares have not been included in basic or diluted earnings per share as the stock rights are not yet exercisable.

NOTE 6 -          INTEREST RATE SWAP AGREEMENTS

On November 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS 133 affects the accounting for the Company's interest rate swap agreements.

The Company's financial results would be significantly affected by changes in interest rates if a majority of the interest on its outstanding debt was based on variable interest rates. The Company has stabilized its interest costs by entering into two interest rate swap agreements. These interest rate swap agreements fixed the interest rate the Company is charged on $24 million of its outstanding debt until November 2005.

Upon adoption of SFAS 133, the Company recorded the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company will adjust the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair value of the derivative is immediately recognized in the consolidated statement of operations. For the quarter and the six-month period ended April 30, 2002, the Company recorded income of $44,000 and $577,000, respectively for the change in fair value of the interest rate swap agreements.

The changes in fair value of the interest rate swap agreements are not considered in the determination of the Company's taxable income or loss. Consequently, the computation of the Company's income tax will be based on its income or loss before income taxes, excluding the gain or loss from the interest rate swap agreements.

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

NOTE 7 -          BUSINESS SEGMENT INFORMATION

All inter-company transactions between segments have been eliminated upon consolidation.

                                           QUARTER ENDED                          SIX MONTHS ENDED
                                              APRIL 30,                                APRIL 30,
                                       2002                2001               2002                 2001
                                    (UNAUDITED)        (UNAUDITED)         (UNAUDITED)           (UNAUDITED)
                                    -----------------------------------------------------------------------
Revenues:
   Resort                             $10,687            $ 10,419             $ 14,496             $ 13,453
   Real estate brokerage                3,398               3,840                6,126                8,595
                                    -----------------------------------------------------------------------
                                      $14,085            $ 14,259             $ 20,622             $ 22,048
                                    =======================================================================

Cost of revenues:
   Resort                             $ 6,518            $  6,488             $ 10,112             $  9,820
   Real estate brokerage                2,278               2,797                4,210                6,392
                                    -----------------------------------------------------------------------
                                      $ 8,796            $  9,285             $ 14,322             $ 16,212
                                    =======================================================================

Interest expense:
   Resort                             $   609            $    733             $  1,237             $  1,411

Depreciation and amortization
   expense:
   Resort                             $   631            $    586             $  1,262             $  1,152
   Real estate brokerage                   17                  17                   34                   34
                                    -----------------------------------------------------------------------
                                      $   648            $    603             $  1,296             $  1,186
                                    =======================================================================

Segment income (loss) before
   income taxes:
   Resort                             $ 1,429            $    885             $   (636)            $ (2,686)
   Real estate brokerage                  269                 127                  326                  381
                                    -----------------------------------------------------------------------
                                      $ 1,698            $  1,012             $   (310)            $ (2,305)
                                    =======================================================================


                                           AS OF APRIL 30,
                                       2002              2001
                                    (UNAUDITED)       (UNAUDITED)
                                    -----------------------------
Identifiable assets:
   Resort                             $56,127           $58,609
   Real estate brokerage                2,376             2,958
                                    -----------------------------
                                      $58,503           $61,567
                                    =============================

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

Results of Operations for 2nd Quarter 2002 as Compared with 2nd Quarter 2001

Revenues

Revenues for the second quarter 2002 totaled $14,085,000, a 1.2% decrease from second quarter 2001 revenues. The revenue decrease is summarized as follows (amounts in thousands):

                                 Three Months Ended
                                    April 30,
                                2002          2001           Change        % Change
                              -----------------------------------------------------
Resort
     Golf                     $ 3,603        $ 3,773         $(170)          (4.5)%
     Rental management          3,071          2,968           103            3.5
     Food and beverage          1,425          1,382            43            3.1
     Inn at Harbour Town          811            742            69            9.3
     Other resort revenues      1,777          1,554           223           14.4
                              -------------------------------------
                              $10,687        $10,419         $ 268            2.6

Real estate brokerage           3,398          3,840          (442)         (11.5)
                              -------------------------------------

Total revenues                $14,085        $14,259         $(174)          (1.2)%
                              =====================================

Golf revenues decreased by $170,000, or 4.5%, during the second quarter 2002 as compared with the second quarter 2001. Golf play at Harbour Town Golf Links has been adversely impacted by the current economic conditions due to the higher greens fees charged to play the Company's premier golf course.

Rental management revenues increased by $103,000, or 3.5%, during the second quarter 2002 as compared with the second quarter 2001. Total guest occupied nights during the second quarter of 2002 were 15,893 as compared to 15,812 during the second quarter of 2001. The average daily rate was $183.93 in the second quarter 2002, an increase of $5.37, or 3.0%, from the same period in 2001.

Food and beverage revenues increased by $43,000, or 3.1%, during the second quarter 2002 as compared with the second quarter 2001.

The Inn at Harbour Town revenues increased by $69,000, or 9.3%, during the second quarter 2002 as compared with the second quarter of 2001. Paid occupancy during the second quarter of 2002 decreased slightly to 72.2% as compared to 73.5% during the second quarter of 2001. The average daily rate was $192.97 in the second quarter 2002, an increase of $12.06, or 6.7%, from the same period in 2001.

Other resort revenues increased by $223,000 during the second quarter 2002 as compared with the second quarter 2001. This increase is primarily the result of a timing difference related to membership sales revenue from the Sea Pines Country Club. Membership sales revenue of $208,000 was recorded during the second quarter of 2002. No membership sales revenue was recorded during the second quarter of 2001.

Real estate brokerage revenues declined by $442,000, or 11.5%, during the second quarter 2002 as compared with the second quarter 2001. This decrease was primarily the result of the current economic environment which has adversely effected the second-home sales market.

Income from Operations

Income from operations totaled $2,227,000 in the second quarter 2002, an increase of $509,000, or 29.6%, as compared to the same period in 2001. This increase is summarized as follows (amounts in thousands):

                                           Three Months Ended
                                               April 30,
                                         2002             2001             Change      % Change
                                       ---------------------------------------------------------
Income (loss) from operations:
  Resort
       Golf                            $ 1,948          $ 2,132             $(184)       (8.6)%
       Rental management                   625              556                69        12.4
       Food and beverage                   335              263                72        27.4
       Inn at Harbour Town                 252              265               (13)       (4.9)
       Other recreation services           656              622                34         5.5
       Sales and marketing                (653)            (530)             (123)      (23.2)
       General and administrative       (1,205)          (1,717)              512        29.8
                                       ------------------------------------------
                                       $ 1,958          $ 1,591             $ 367        23.1%

  Real estate brokerage                    269              127               142       111.8%
                                       ------------------------------------------

  Total income from operations         $ 2,227          $ 1,718             $ 509        29.6%
                                       ==========================================

Income from golf operations decreased by $184,000 during the second quarter 2002 as compared with the same period last year. As previously discussed, this decrease is primarily due to the impact of current economic conditions on golf play at Harbour Town Golf Links.

Income from rental management operations increased by $69,000 during the second quarter 2002 as compared with the same period last year. As previously discussed, this increase is primarily due to increased occupancy and increased average daily rate during the second quarter 2002.

Income from food and beverage operations increased by $72,000, or 27.4%, during the second quarter 2002 as compared with the same period last year. This increase is primarily due to increased revenues from the Company's restaurants and reduced operating expenses in the food and beverage operation.

Income from The Inn at Harbour Town decreased by $13,000, or 4.9%, during the second quarter 2002 as compared with the same period of 2001. This decrease is primarily the result of increased repair and maintenance expenses and certain other operating costs.

Income from other recreation services operations increased by $34,000 during the second quarter 2002 as compared with the same period of 2001. This improvement is primarily the result of increased revenue from tennis operations.

Expenses

Sales and marketing expenses increased by $101,000, or 12.8%, during the second quarter 2002 as compared with the second quarter 2001. This increase is primarily the result of increased resort marketing efforts on regional markets within reasonable driving distance to Hilton Head Island.

General and administrative expenses decreased by $340,000, or 18.2%, during the second quarter 2002 as compared with the second quarter 2001. This decrease was primarily the result of lower payroll costs and lower medical claims paid by the Company's self-funded medical plan. The payroll cost reductions result from the elimination of certain general and administrative staff positions. Medical claims decreased $211,000, or 61.7%, during the second quarter 2002 as compared with the second quarter 2001. The medical claims paid during 2001 were unusually high. The medical claims in 2002 have returned to a more normal level.

Depreciation and amortization costs increased by $45,000, or 7.4%, during the second quarter 2002 as compared with the same period of 2001. This increase results from depreciation of the Company's new Harbour Town assets that were completed in fiscal years 2000 and 2001.

Other income (expense)

A gain on the sale of assets of $4,000 was recorded in the second quarter 2002. Income of $119,000 from the sale of a Company-owned condominium and certain other assets was recorded in the second quarter 2001.

Interest rate swap agreement income totaled $44,000 during the second quarter 2002. This income is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 6 of the financial statements. The Company recorded a loss of $118,000 from the interest rate swap agreements during the second quarter 2001.

Interest expense decreased by $124,000, or 16.9%, during the second quarter 2002 as compared with the same period of 2001. This decrease is attributable to a reduction in interest rates during the second quarter 2002.

Results of Operations for the First Six Months of 2002 as Compared with the First Six Months of 2001

Revenues for the first six months of 2002 totaled $20,622,000, a 6.5% decline over revenues during the first six months of 2001, and the income from operations totaled $288,000 during the same period. The revenue decline is summarized as follows (amounts in thousands):

                                         Six Months Ended
                                            April 30,
                                       2002           2001          Change      % Change
                                     ---------------------------------------------------
Resort
     Golf                            $ 5,519        $ 5,077        $   442         8.7%
     Rental management                 3,671          3,573             98         2.7
     Food and beverage                 1,930          1,775            155         8.7
     Inn at Harbour Town               1,136            906            230        25.4
     Other recreation services         1,707          1,583            124         7.8
     Other                               533            539             (6)       (1.1)
                                     --------------------------------------
                                     $14,496        $13,453        $ 1,043         7.8%

Real estate brokerage                  6,126          8,595         (2,469)      (28.7)
                                     --------------------------------------

Total revenue                        $20,622        $22,048        $(1,426)       (6.5)%
                                     =======================================

Golf revenues increased by $442,000, or 8.7%, during the first six months of 2002 as compared with the first six months of 2001. This increase was due to the Harbour Town Golf Links being open for the first six months of 2002 as compared to only being open for four of the first six months of 2001. The golf course was closed for eight months beginning with the third quarter of 2000 through part of the first quarter of 2001 to complete a major restoration project.

Rental management revenues increased by $98,000, or 2.7%, during the first six months of 2002 as compared with the first six months of 2001. Total guest occupied nights were 20,578 during the first six months of 2002 as compared to 20,670 for the same period in 2001. The average daily rate was $169.26 during the first six months of 2002, an increase of $5.45, or 3.3%, from the same period in 2001.

Food and beverage revenues increased by $155,000, or 8.7%, during the first six months of 2002 as compared with the first six months of 2001. This increase was due to increased revenue in the Company's restaurant operations.

The Inn at Harbour Town revenues increased by $230,000, or 25.4%, during the first six months of 2002 as compared with the first six months of 2001. Paid occupancy was 55.4% during the first six months of 2002 as compared to 51.2% during the same period in 2001. The average daily rate was $171.56 during the first six months of 2002, an increase of $4.28, or 2.6%, from the same period in 2001.

Other recreation services revenues increased by $124,000, or 7.8%, during the first six months of 2002 as compared with the first six months of 2001. This increase is primarily the result of increased revenue from tennis operations.

Other revenues decreased by $6,000 during the first six months of 2002 as compared with the first six months of 2001.

Real estate brokerage revenues declined by $2,469,000, or 28.7%, during the first six months of 2002 as compared with the first six months of 2001. As previously discussed, this decrease was primarily the result of the current economic downturn which has adversely effected the second-home sales market.

Income from Operations

Income from operations totaled $288,000 in the first six months of 2002, an improvement of $795,000 over the same period in 2001 when the Company experienced a loss from operations of $(507,000). This increase is summarized as follows (amounts in thousands):

                                         Six Months Ended
                                            April 30,
                                        2002         2001          Change      % Change
                                      --------------------------------------------------
Income (loss) from operations:
  Resort
       Golf                           $ 2,466       $ 2,170         $ 296         13.6%
       Rental management                  422           353            69         19.5
       Food and beverage                  139            82            57         69.5
       Inn at Harbour Town                 95           126           (31)       (24.6)
       Other recreation services          638           529           109         20.6
       Sales and marketing             (1,155)       (1,153)           (2)         0.2
       General and administrative      (2,643)       (2,995)          352         11.8
                                      -----------------------------------
                                      $   (38)      $  (888)        $ 850         95.7%

  Real estate brokerage                   326           381           (55)       (14.4)
                                      -----------------------------------

  Total loss from operations          $   288       $  (507)        $ 795        156.8%
                                      ====================================

Income from golf operations increased by $296,000 during the first six months of 2002 as compared with the same period last year. As previously discussed, this increase was due to the Harbour Town Golf Links being open for the entire first quarter of 2002. The golf course was closed for part of the first quarter of 2001.

Income from rental management operations increased by $69,000 during the first six months of 2002 as compared with the same period last year. As previously discussed, this increase was due to the increase in the average daily rate and reduced operating expenses.

Income from food and beverage operations increased by $57,000, or 69.5%, during the first six months of 2002 as compared with the same period last year. As previously discussed, this increase is due to increased revenue from the Company's restaurant operations and reduced administrative costs in the food and beverage operation.

Income from The Inn at Harbour Town decreased by $31,000, during the first six months of 2002 as compared with the same period last year. This decrease is primarily the result of increased payroll expenses, operating expenses and depreciation expense.

Income from other recreation services operations increased $109,000 during the first six months of 2002 as compared with the same period last year. As previously discussed, this increase is primarily the result of increased revenue from tennis operations.

Expenses

Sales and marketing expenses decreased by $78,000, or 4.7%, during the first six months of 2002 as compared with the same period last year. This decrease is primarily the result of reduced real estate marketing costs during the first six months of 2002.

General and administrative expenses decreased by $363,000, or 10.3%, during the first six months of 2002 as compared with the same period last year. This decrease was primarily the result of lower payroll costs and lower medical claims paid by the Company's self-funded medical plan. The payroll cost reductions result from the elimination of certain general and administrative staff positions. Medical claims decreased by $251,000, or 41.5%, during the first six months of 2002 as compared with the same period in 2001. The medical claims paid during 2001 were unusually high. The medical claims in 2002 have returned to a more normal level.

Depreciation and amortization costs increased by $110,000, or 9.3%, during the first six months of 2002 as compared with the same period of 2001. This increase results from depreciation of the Company's new Harbour Town assets that were completed in fiscal years 2000 and 2001.

Other income (expense)

Gain on the sale of assets decreased $166,000 during the first six months of 2002 as compared with the first six months of 2001. The Company sold a condominium and certain other assets during the first six months of 2001.

Interest rate swap agreement income totaled $577,000 during the first six months of 2002. This income is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 6 of the financial statements. The Company recorded a loss of $609,000 from the interest rate swap agreements during the first six months of 2001.

Interest expense decreased by $174,000, or 12.3%, during the first six months of 2002 as compared with the same period of 2001. This decrease is attributable to a reduction in interest rates during the first six months of 2002.

Liquidity and Capital Resources

The Company's financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through March has historically been the Company's lowest resort revenue and real estate sales season, and the period from April through October has historically been the Company's highest season.

Cash and cash equivalents increased by $3,534,000 during the first six months of 2002 and totaled approximately $5,076,000 at April 30, 2002, of which $4,916,000 was restricted. Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners. Working capital (current assets - current liabilities) increased during the first six months of 2002 by $516,000, resulting in a working capital deficit of $2,720,000 at April 30, 2002.

Under a Master Credit Agreement with its corporate lender, the Company maintains three loan facilities: a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these three loan facilities total $39,249,000, of which $36,215,000 was outstanding at April 30, 2002. The Company has reduced the outstanding balance under these three loan facilities by $2,118,000 since April 30, 2001.

The term loan had an outstanding principal amount of $16,999,000 as of April 30, 2002 and matures on November 1, 2008.

The revolving line of credit had an outstanding balance of $17,750,000 as of April 30, 2002 and matures on November 1, 2003.

The available balance under the seasonal line of credit totals $4,500,000 and is used to meet cash requirements during the Company's off-season winter months. As of April 30, 2002, the seasonal line of credit had an outstanding balance of $1,466,000.

In December 2001, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification reduced the required principal repayments during 2002 through 2008, and waived certain loan covenant requirements during the first two quarters in fiscal 2002, should a violation of these covenants occur. The modification also included a commitment from the bank to increase the availability under the seasonal line of credit from $4,500,000 to $5,250,000. This additional commitment expired on until June 2, 2002.

Under the terms of the Master Credit Agreement with the bank, the Company is required to maintain certain financial covenants which are calculated on a quarterly basis. The Company did not meet its requirement for one of these financial covenants for the quarter ended April 30, 2002 and has received a waiver from the bank as discussed in Note 4 of the financial statements in Item
1. The Company expects to meet these financial covenants in future quarters.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

During the six months ended April 30, 2002, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

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

Item 2.           Changes in Securities and Use of Proceeds
                  None

Item 3.           Defaults Upon Senior Securities
                  None

Item 4.           Submission of Matters To A Vote of Security Holders

                  a) The Annual Meeting of Shareholders of the Company was held on March 11, 2002.

                  b) The following Directors of the Company were elected during the Annual Meeting:

                                                                     Affirmative          Withheld
                                                                        Votes               Votes
                                                                        -----               -----
                                    Ralph L. Dupps, Jr.               2,705,405            68,337
                                    John A. Norlander                 2,742,492            31,250
                                    David E. Pardue                   2,738,742            35,000
                                    Perry M. Parrott, Jr.             2,739,655            34,087
                                    Arthur P. Sundry                  2,731,742            42,000

                  The following Directors' terms of office as Directors of the Company continued after the Annual Meeting:

                                    Paul B. Barringer, II
                                    P.R. Easterlin, Jr.
                                    Norman P. Harberger
                                    Michael E. Lawrence
                                    John G. McGarty
                                    Thomas C. Morton
                                    Marc Puntereri
                                    Robert W. Siler, Jr.
                                    Kathleen B. Speer
                                    Joseph F. Vercellotti

Item 5.           Other Information
                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

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

                                      SEA PINES ASSOCIATES, INC.



Date:  June 11, 2002                  /s/Norman P. Harberger
                                      ----------------------
                                      Norman P. Harberger
                                      Chairman (duly authorized officer)



Date:  June 11, 2002                  /s/Thomas C. Morton
                                      -------------------
                                      Thomas C. Morton
                                      Treasurer  (principal financial officer)

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