Form 10-Q
period 2002-07-31
SEA PINES ASSOCIATES INC
filed 2002-09-13
CIK 846926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Registrant’s telephone number, including area code (843) 785-3333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒       No  ☐

The number of shares outstanding of the registrant’s common stock as of July 31, 2002 was 3,573,400.

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

Item 1. Financial Statements

Sea Pines Associates, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	July 31,	October 31,
	2002	2001
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents:
Unrestricted	$497	$360
Restricted	3,973	1,182

	4,470	1,542

Accounts receivable, less allowance for doubtful accounts of $122 and $30 at July 31, 2002 and October 31, 2001, respectively	592	946
Current portion of notes receivable	86	82
Income tax receivable	—	469
Deferred income taxes	106	106
Inventories	840	870
Prepaid expenses	488	244

Total current assets	6,582	4,259

Notes receivable, less current portion	1,024	1,089
Deferred income taxes	94	94
Deferred loan fees, net	146	154
Other assets, net	60	60

	1,324	1,397
Real estate assets:
Operating properties, net	44,622	46,297
Properties held for future development	3,219	3,219

	47,841	49,516

Total assets	$55,747	$55,172

Note:	The condensed consolidated balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	July 31,	October 31,
	2002	2001
	(Unaudited)	(Note)

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,233	$3,173
Advance deposits	3,964	1,157
Line of credit	—	2,000
Current portion of deferred revenue and other long-term liabilities	443	367
Income tax payable	454	—
Current portion of long-term debt	1,101	798

Total current liabilities	9,195	7,495

Long-term debt, less current portion	31,619	33,201
Interest rate swap agreement	1,882	1,896
Deferred revenue and other long-term liabilities	752	921
Trust preferred securities	2,480	2,480

Total liabilities	45,928	45,993

Commitments and contingencies

Shareholders’ equity:
Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at July 31, 2002 and October 31, 2001, (liquidation preference of $1,679 at July 31, 2002 and October 31, 2001)	1,294	1,294
Series B junior cumulative preferred stock, no par value, 20,000 shares authorized; none issued or outstanding	—	—
Common stock, 23,000,000 shares authorized; no par value; 3,573,400 shares and 3,559,400 shares issued and outstanding at July 31, 2002 and October 31, 2001, respectively	7,759	7,559
Unearned stock compensation	(269)	(159)
Retained earnings	1,035	485

Total shareholders’ equity	9,819	9,179

Total liabilities and shareholders’ equity	$55,747	$55,172

Note:	The condensed consolidated balance sheet at October 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001

Revenues	$18,038	$16,813	$38,660	$38,861

Costs and expenses:
Cost of revenues	12,593	11,776	26,915	27,988
Sales and marketing expenses	677	781	2,242	2,424
General and administrative expenses	1,512	1,550	4,663	5,064
Depreciation and amortization	647	652	1,943	1,838

	15,429	14,759	35,763	37,314

Income from operations	2,609	2,054	2,897	1,547

Other income (expenses):
Gain on sale of assets, net	—	2	4	172
Interest income	30	26	88	78
Interest rate swap agreement	(563)	(337)	14	(946)
Interest expense, net of amounts capitalized	(588)	(695)	(1,825)	(2,106)

	(1,121)	(1,004)	(1,719)	(2,802)

Income (loss) before income taxes	1,488	1,050	1,178	(1,255)

(Provision for) benefit from income taxes	(793)	(618)	(468)	99

Net income (loss)	695	432	710	(1,156)

Preferred stock dividend requirements	(40)	(40)	(120)	(120)

Net income (loss) attributable to common stock	$655	$392	$590	($1,276)

Net income (loss) per share of common stock; basic and diluted	$0.18	$0.11	$0.17	($0.36)

Weighted average shares outstanding	3,573	3,559	3,566	3,552

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	July 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$710	$(1,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,943	1,838
Allowance for doubtful accounts	92	(2)
Gain on sale of assets	(4)	(172)
Amortization of stock compensation	90	25
Interest rate swap agreement	(14)	946
Deferred income taxes	—	27
Changes in assets and liabilities:
Restricted cash	(2,791)	88
Accounts and notes receivable	323	184
Inventories	30	(229)
Prepaid expenses	(244)	(144)
Accounts payable and accrued expenses	20	(381)
Advance deposits	2,807	(572)
Deferred revenue	(93)	(138)
Income taxes payable (receivable)	923	(280)

Net cash provided by operating activities	3,792	34

Cash flows from investing activities:
Proceeds from sale of assets	4	335
Capital expenditures and property acquisitions	(249)	(1,659)

Net cash used in investing activities	(245)	(1,324)

Cash flows from financing activities:
Payment of deferred loan fees	(11)	(4)
Additional borrowing on revolving loan	—	2,300
Principal repayments of debt	(3,279)	(967)
Preferred stock dividends paid	(120)	(261)

Net cash (used in) provided by financing activities	(3,410)	1,068

Net increase (decrease) in unrestricted cash and cash equivalents	137	(222)
Unrestricted cash and cash equivalents at beginning of period	360	222

Unrestricted cash and cash equivalents at end of period	$497	—

See accompanying notes.

SEA PINES ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2002 AND 2001
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2001 have been reclassified to conform with the quarter ended July 31, 2002 presentation. Operating results for the nine-month period ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2001.

NOTE 2 — INVENTORIES

Inventories consist of the following (in thousands of dollars):

	July 31,	October 31,
	2002	2001

Merchandise	$632	$678
Supplies, parts and accessories	35	35
Food and beverage	129	111
Other	44	46

	$840	$870

NOTE 3 — REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):

	July 31,	October 31,
	2002	2001

Land and improvements	$26,474	$26,455
Buildings	23,165	23,164
Machinery and equipment	11,543	11,385

	61,182	61,004
Less accumulated depreciation	(16,560)	(14,707)

	$44,622	$46,297

Properties held for future development of $3,219,000 at July 31, 2002 and October 31, 2001 consist primarily of land and certain future development rights.

NOTE 4 — LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars):

	July 31,	October 31,
	2002	2001

Term note payable to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (1.84% at July 31, 2002), plus 1.40% to 1.65%, collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $176,667 in 2002 to $276,667 in 2008. Interest is payable monthly The note matures November 1, 2008	$16,470	$16,999

$17.75 million revolving line of credit to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (1.84% at July 31, 2002), plus 1.40% to 1.65% collateralized by substantially all assets of the Company Interest is payable monthly. The line matures November 1, 2003	16,250	17,000

	32,720	33,999
Less current portion of long-term debt	(1,101)	(798)

Total long-term debt	$31,619	$33,201

The loan agreements contain provisions and covenants which impose certain restrictions on the use of the Company’s assets. The more significant of these restrictions include limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The Company maintains a $4,500,000 seasonal line of credit (the “Seasonal Line”) with the same bank. Interest is payable monthly at LIBOR plus 1.65%. The Seasonal Line expires on November 1, 2003. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of July 31, 2002, the seasonal line of credit had no outstanding balance. As of October 31, 2001, the Seasonal Line had an outstanding balance of $2,000,000.

In December 2001, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification reduced the required principal repayments during 2002 through 2008, and waived certain loan covenant requirements during the first two quarters in fiscal 2002, should a violation of these covenants occur. The modification also included a commitment from the bank to increase the availability under the Seasonal Line to $5,250,000. This additional commitment expired on June 2, 2002.

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

NOTE 5 — EARNINGS PER SHARE

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

NOTE 6 — INTEREST RATE SWAP AGREEMENTS

On November 1, 2000, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS 133 requires the Company to recognize all derivative instruments on the balance sheet at fair value. The adoption of SFAS 133 affects the accounting for the Company’s interest rate swap agreements.

The Company’s financial results would be significantly affected by changes in interest rates if a majority of the interest on its outstanding debt was based on variable interest rates. The Company has stabilized its interest costs by entering into two interest rate swap agreements. These interest rate swap agreements fixed the interest rate the Company is charged on $24 million of its outstanding debt until November 2005.

Upon adoption of SFAS 133, the Company recorded the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company adjusts the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair value of the derivative is immediately recognized in the consolidated statement of operations. For the quarter and the nine-month period ended July 31, 2002, the Company recorded (expense) income of $(563,000) and $14,000, respectively for the change in fair value of the interest rate swap agreements.

The changes in fair value of the interest rate swap agreements are not considered in the determination of the Company’s taxable income or loss. Consequently, the computation of the Company’s income tax will be based on its income or loss before income taxes, excluding the gain or loss from the interest rate swap agreements.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Allowance for Doubtful Accounts

The Company has increased the allowance for doubtful accounts on its consolidated balance sheets at July 31, 2002 by $102,000 due to the bankruptcy filing by WorldCom. This amount represents a receivable for catering and merchandise purchases by WorldCom. The corresponding increase in bad debt expense was recorded in general and administrative expenses on the consolidated statements of operations.

Property Tax Accrual

The Company is involved in an administrative law proceeding involving the valuation of the three golf courses owned by the Company for property tax purposes. The Company had accrued its property tax expense based on the valuation originally assessed for these properties. During the third quarter 2002, the court issued a final order and decision, which will ultimately lower the property taxes owed for the years 1998 through 2002. Based on this ruling and the Company’s estimate of its property tax liability, the Company lowered its property tax accrual in the third quarter 2002 by $322,000. This amount is included as a reduction to general and administrative expenses.

Based on the court ruling, the Company will receive a refund of property taxes paid of an additional $304,000 plus accrued interest. This amount will not be reflected in earnings until this refund has been received. The court ruling can be appealed, which could delay the final outcome of this matter.

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will adopt the standard on November 1, 2002 and is evaluating what impact, if any, SFAS No. 144 will have on its consolidated financial statements.

NOTE 9 — BUSINESS SEGMENT INFORMATION

The Company has two reportable business segments. The Company’s reportable segments are organized by the type of operations and include: (1) resort activities, including home and villa rental management operations, golf course operations, food and beverage operations, inn and conference facility operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head Island, South Carolina area.

All inter-company transactions between segments have been eliminated upon consolidation.

	Quarter Ended		Nine Months Ended
	July 31,		July 31,

	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Resort	$12,348	$12,480	$26,844	$25,932
Real estate brokerage	5,690	4,333	11,816	12,929

	$18,038	$16,813	$38,660	$38,861

Cost of revenues:
Resort	$8,520	$8,634	$18,632	$18,455
Real estate brokerage	4,073	3,142	8,283	9,533

	$12,593	$11,776	$26,915	$27,988

Interest expense:
Resort	$588	$695	$1,825	$2,106

Depreciation and amortization expense:
Resort	$630	$635	$1,892	$1,787
Real estate brokerage	17	17	51	51

	$647	$652	$1,943	$1,838

Segment income (loss) before income taxes:
Resort	$1,350	$1,084	$95	$(1,796)
Real estate brokerage	138	(34)	1,083	541

	$1,488	$1,050	$1,178	$(1,255)

	As of	As of
	July 31,	October 31,
	2002	2001
	(Unaudited)	(Audited)

Identifiable assets:
Resort	$53,425	$54,016
Real estate brokerage	2,322	1,156

	$55,747	$55,172

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a tennis center, a home and villa rental management business, two conference facilities, a 60-room inn, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is a real estate brokerage firm with fourteen offices serving Hilton Head Island and its neighboring communities.

Results of Operations for 3rd Quarter 2002 as Compared with 3rd Quarter 2001

Revenues

Revenues for the third quarter 2002 totaled $18,038,000, a 7.3% increase from third quarter 2001 revenues. Revenue changes are summarized as follows (in thousands):

	Three Months Ended
	July 31,

	2002	2001	Change	% Change

Resort
Golf	$3,600	$3,698	$(98)	(2.7)%
Rental management	5,379	5,619	(240)	(4.3)
Food and beverage	1,439	1,380	59	4.3
Inn at Harbour Town	867	811	56	6.9
Other recreation revenues	863	745	118	15.8
Other	200	227	(27)	(11.9)

	$12,348	$12,480	$(132)	(1.1)

Real estate brokerage	5,690	4,333	1,357	31.3

Total revenues	$18,038	$16,813	$1,225	7.3%

Golf revenues decreased by $98,000, or 2.7%, during the third quarter 2002 as compared with the third quarter 2001. The number of resort rounds at Harbour Town Golf Links during the third quarter 2002 increased by 492 rounds, or 6.7%, from the same period in 2001. This increase in rounds however was more than offset by a $21.17, or 12.6%, decrease in average resort rate in the third quarter 2002. The number of resort rounds at the Ocean and Sea Marsh golf courses during the third quarter 2002 decreased slightly by 326 rounds, or 1.6%, from the same period in 2001.

Rental management revenues decreased by $240,000, or 4.3%, during the third quarter 2002 as compared with the third quarter 2001. Total guest occupied nights during the third quarter of 2002 were 21,802 as compared to 23,357 during the third quarter of 2001. The average daily rate was $237.73 in the third quarter 2002, an increase of $6.87, or 3.0%, from the same period in 2001.

Food and beverage revenues increased by $59,000, or 4.3%, during the third quarter 2002 as compared with the third quarter 2001.

The Inn at Harbour Town revenues increased by $56,000, or 6.9%, during the third quarter 2002 as compared with the third quarter 2001. Paid occupancy during the third quarter 2002 increased to 74.6% as compared to 72.4% during the third quarter 2001. The average daily rate was $191.23 in the third quarter 2002, an increase of $4.97, or 2.7%, from the same period in 2001.

Other recreation services revenue increased by $118,000 during the third quarter 2002 as compared with the third quarter 2001. This increase is primarily the result of increased revenue from tennis operations related to the Smith/Stearns Tennis Academy. This new academy opened in 2002 at the Sea Pines Racquet Club to provide world-class tennis instruction to both individuals and groups.

Other revenues decreased by $27,000 during the third quarter 2002 as compared with the third quarter 2001.

Real estate brokerage revenues increased by $1,357,000, or 31.3%, during the third quarter 2002 as compared with the third quarter 2001. This increase was primarily the result of a rebounding real estate market and extremely low mortgage interest rates.

Income from Operations

Income from operations totaled $2,609,000 in the third quarter 2002, an increase of $555,000, or 27.0%, as compared to the same period in 2001. This increase is summarized as follows (in thousands):

	Three Months Ended
	July 31,

	2002	2001	Change	% Change

Income (loss) from operations:
Resort
Golf	$1,758	$1,825	$(67)	(3.7)%
Rental management	1,330	1,360	(30)	(2.2)
Food and beverage	179	87	92	105.7
Inn at Harbour Town	227	268	(41)	(15.3)
Other recreation services	226	239	(13)	(5.4)
Sales and marketing	(531)	(542)	11	2.0
General and administrative	(1,337)	(1,343)	6	0.4

	$1,852	$1,894	$(42)	(2.2)%

Real estate brokerage	757	160	597	373.1%

Total income from operations	$2,609	$2,054	$555	27.0%

Income from golf operations decreased by $67,000 during the third quarter 2002 as compared with the same period last year. As previously discussed, this decrease is primarily due to the decreased resort golf revenues at Harbour Town Golf Links.

Income from rental management operations decreased by $30,000 during the third quarter 2002 as compared with the same period last year. As previously discussed, this decrease is due to the decrease in guest occupied nights during the third quarter of 2002.

Income from food and beverage operations increased by $92,000, or 105.7%, during the third quarter 2002 as compared with the same period last year. This increase is primarily due to increased revenues from the Company’s restaurants and reduced operating expenses in the food and beverage operation.

Income from The Inn at Harbour Town decreased by $41,000, or 15.3%, during the third quarter 2002 as compared with the same period of 2001. This decrease is primarily the result of increased repair and maintenance expenses and certain other operating costs.

Income from other recreation services operations decreased by $13,000 during the third quarter 2002 as compared with the same period of 2001.

Income from real estate brokerage operations increased by $597,000, or 373.1%, during the third quarter 2002 as compared with the same period of 2001. This increase is primarily due to a 31% increase in commission revenue and a decrease in real estate brokerage operating costs during the third quarter 2002 as compared with the same period of 2001.

Expenses

Sales and marketing expenses as reported in the consolidated statements of operations decreased by $104,000, or 13.3%, during the third quarter 2002 as compared with the third quarter 2001. This decrease is primarily the result of reduced real estate marketing costs during the third quarter of 2002.

General and administrative expenses as reported in the consolidated statements of operations decreased by $38,000, or 2.5%, during the third quarter 2002 as compared with the third quarter 2001. This decrease was primarily the result of a reduction of property tax expense and lower medical claims paid by the Company’s self-funded medical plan. These decreases were offset by increases in bad debt expense, legal fees and insurance expenses.

Depreciation and amortization costs decreased by $5,000 during the third quarter 2002 as compared with the same period of 2001.

Other income (expense)

Interest rate swap agreement expense totaled $563,000 during the third quarter 2002. This expense is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 6 of the financial statements. The Company recorded a loss of $337,000 from the interest rate swap agreements during the third quarter 2001.

Interest expense decreased by $107,000, or 15.4%, during the third quarter 2002 as compared with the same period of 2001. This decrease is attributable to lower interest rates during the third quarter 2002 and lower outstanding debt balances.

Results of Operations for the First Nine Months of 2002 as Compared with the First Nine Months of 2001

Revenues for the first nine months of 2002 totaled $38,660,000, a $201,000 decline over revenues during the first nine months of 2001. Revenue changes are summarized as follows (in thousands):

	Nine Months Ended
	July 31,

	2002	2001	Change	% Change

Resort
Golf	$9,119	$8,775	$344	3.9%
Rental management	9,050	9,192	(142)	(1.5)
Food and beverage	3,369	3,155	214	6.8
Inn at Harbour Town	2,003	1,717	286	16.7
Other recreation services	2,570	2,328	242	10.4
Other	733	765	(32)	(4.2)

	$26,844	$25,932	$912	3.5%

Real estate brokerage	11,816	12,929	(1,113)	(8.6)

Total revenue	$38,660	$38,861	$(201)	(0.5)%

Golf revenues increased by $344,000, or 3.9%, during the first nine months of 2002 as compared with the first nine months of 2001. This increase was due to the Harbour Town Golf Links being open for the first nine months of 2002 as compared to only being open for seven of the first nine months of 2001. The golf course was closed for eight months beginning with the third quarter of 2000 through part of the first quarter of 2001 to complete a major restoration project.

Rental management revenues decreased by $142,000, or 1.5%, during the first nine months of 2002 as compared with the first nine months of 2001. Total guest occupied nights were 42,380 during the first nine months of 2002 as compared to 44,027 for the same period in 2001. The average daily rate was $204.48 during the first nine months of 2002, an increase of $5.10, or 2.6%, from the same period in 2001.

Food and beverage revenues increased by $214,000, or 6.8%, during the first nine months of 2002 as compared with the first nine months of 2001. This increase was due to increased revenue in the Harbour Town Bakery, catering operations, golf food and beverage operations and the Sea Pines Beach Club.

The Inn at Harbour Town revenues increased by $286,000, or 16.7%, during the first nine months of 2002 as compared with the first nine months of 2001. Paid occupancy was 61.9% during the first nine months of 2002 as compared to 58.9% during the same period in 2001. The average daily rate was $179.56 during the first nine months of 2002, an increase of $3.83, or 2.2%, from the same period in 2001.

Other recreation services revenues increased by $242,000, or 10.4%, during the first nine months of 2002 as compared with the first nine months of 2001. As previously discussed, this increase is primarily the result of increased revenue from tennis operations related to the Smith/Stearns Tennis Academy.

Other revenues decreased by $32,000 during the first nine months of 2002 as compared with the first nine months of 2001.

Real estate brokerage revenues declined by $1,113,000, or 8.6%, during the first nine months of 2002 as compared with the first nine months of 2001. This decrease was primarily the result of the economic downturn the first six months of fiscal 2002, which adversely affected the second-home sales market.

Income from Operations

Income from operations totaled $2,897,000 in the first nine months of 2002, an improvement of $1,350,000, or 87.3%, over the same period in 2001. This increase is summarized as follows (in thousands):

	Nine Months Ended
	July 31,

	2002	2001	Change	% Change

Income (loss) from operations:
Resort
Golf	$4,224	$3,995	$229	5.7%
Rental management	1,752	1,713	39	2.3
Food and beverage	318	169	149	88.2
Inn at Harbour Town	322	394	(72)	(18.3)
Other recreation services	864	768	96	12.5
Sales and marketing	(1,686)	(1,695)	9	0.5
General and administrative	(3,980)	(4,338)	358	8.3

	$1,814	$1,006	$808	80.3%

Real estate brokerage	1,083	541	542	100.2

Total income from operations	$2,897	$1,547	$1,350	87.3%

Income from golf operations increased by $229,000 during the first nine months of 2002 as compared with the same period last year. As previously discussed, this increase was due to the Harbour Town Golf Links being open for the entire first quarter of 2002. The golf course was closed for part of the first quarter 2001.

Income from rental management operations increased by $39,000 during the first nine months of 2002 as compared with the same period last year. This increase was due to reduced payroll and operating expenses.

Income from food and beverage operations increased by $149,000, or 88.2%, during the first nine months of 2002 as compared with the same period last year. As previously discussed, this increase is due to increased revenue from the Company’s restaurant operations and reduced operating costs in the food and beverage operation.

Income from The Inn at Harbour Town decreased by $72,000, during the first nine months of 2002 as compared with the same period last year. This decrease is primarily the result of increased payroll expenses, operating expenses and depreciation expense.

Income from other recreation services operations increased $96,000 during the first nine months of 2002 as compared with the same period last year. As previously discussed, this increase is primarily the result of increased revenue from tennis operations.

Income from real estate brokerage operations increased $542,000, or 100.2%, during the first nine months of 2002 as compared with the same period last year. This increase is primary due to a decrease in commission expense and lower payroll and operating costs.

Expenses

Sales and marketing expenses as reported in the consolidated statements of operations decreased by $182,000, or 7.5%, during the first nine months of 2002 as compared with the same period last year. As previously discussed, this decrease is primarily the result of reduced real estate marketing costs during the first nine months of 2002.

General and administrative expenses as reported in the consolidated statements of operations decreased by $401,000, or 7.9%, during the first nine months of 2002 as compared with the same period last year. As previously discussed, this decrease was primarily the result of a reduction in property tax expense, lower medical claims paid by the Company’s self-funded medical plan and lower payroll costs. These decreases were offset by increases in bad debt expense, legal fees and insurance expenses.

Depreciation and amortization costs decreased by $105,000 during the first nine months of 2002 as compared with the same period of 2001.

Other income (expense)

Gain on the sale of assets decreased $168,000 during the first nine months of 2002 as compared with the first nine months of 2001. The Company sold a condominium and certain other assets during the first nine months of 2001.

Interest rate swap agreement income totaled $14,000 during the first nine months of 2002. This income is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 6 of the financial statements. The Company recorded a loss of $946,000 from the interest rate swap agreements during the first nine months of 2001.

Interest expense decreased by $281,000, or 13.3%, during the first nine months of 2002 as compared with the same period of 2001. This decrease is attributable to lower interest rates during the first nine months of 2002 and lower outstanding debt balances.

Liquidity and Capital Resources

The Company’s financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through February has historically been the Company’s lowest resort revenue and real estate sales season, and the period from March through October has historically been the Company’s highest season.

Cash and cash equivalents increased by $2,928,000 during the first nine months of 2002 and totaled approximately $4,470,000 at July 31, 2002, of which $3,973,000 was restricted. Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners. Working capital (current assets — current liabilities) increased during the first nine months of 2002 by $623,000, resulting in a working capital deficit of $2,613,000 at July 31, 2002.

Under a Master Credit Agreement with its corporate lender, the Company maintains three loan facilities: a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these three loan facilities total $38,720,000, of which $32,720,000 was outstanding at July 31, 2002. The Company has reduced the outstanding balance under these three loan facilities by $2,346,000 since July 31, 2001.

The term loan had an outstanding principal amount of $16,470,000 as of July 31, 2002 and matures on November 1, 2008.

The revolving line of credit had an outstanding balance of $16,250,000 as of July 31, 2002 and matures on November 1, 2003.

The available balance under the seasonal line of credit totals $4,500,000 and is used to meet cash requirements during the Company’s off-season winter months. As of July 31, 2002, the seasonal line of credit had no outstanding balance.

In December 2001, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification reduced the required principal repayments during 2002 through 2008, and waived certain loan covenant requirements during the first two quarters in fiscal 2002, should a violation of these covenants occur. The modification also included a commitment from the bank to increase the availability under the seasonal line of credit from $4,500,000 to $5,250,000. This additional commitment expired on June 2, 2002.

The Company has two interest rate swap agreements which effectively fix the interest rate on a $24 million notional principal amount outstanding under the loan facilities described above. $18 million has been fixed at 5.24% per annum plus a credit margin ranging from 1.40% to 1.65%, and $6 million has been fixed at 6.58% plus a credit margin ranging from 1.40% to 1.65%.

Recent Developments

The Heritage Classic Foundation (the “Foundation”), parent organization of The Heritage golf tournament, dismissed WorldCom as the tournament’s title sponsor in July 2002, shortly before WorldCom declared bankruptcy.

The Company has a contract with the Foundation (which runs through 2006) that parallels the Foundation’s contract with the PGA Tour. The Company provides the tournament site and certain services necessary to the hosting of the tournament. In exchange, the Company receives a site fee and a course preparation fee to compensate for the loss of revenue resulting from the course closure and the additional expenses incurred in preparing the course for the tournament. Other financial benefits include increased pro shop apparel sales, and increased lodging and catering revenue.

The Foundation’s board and staff are now working to find new funding sources to sponsor the tournament. The Company intends to cooperate with the board and staff of the Foundation in their efforts to assure the tournament’s continuing success. The solution may take the form of short-term funding from multiple sources for 2003. The Company anticipates that a more stable, multi-year funding arrangement will resume in 2004, but there can be no assurance in that regard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended July 31, 2002, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, currently pending legal proceedings and claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

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

SEA PINES ASSOCIATES, INC.

Date: September 13, 2002	/s/Norman P. Harberger

Norman P. Harberger
Chairman

Date: September 13, 2002	/s/Thomas C. Morton

Thomas C. Morton
Treasurer

CERTIFICATIONS

I, Michael E. Lawrence, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sea Pines Associates, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/Michael E. Lawrence

Michael E. Lawrence
Chief Executive Officer

I, Steven P. Birdwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sea Pines Associates, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

/s/Steven P. Birdwell

Steven P. Birdwell
Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.

3(a)	Articles of Incorporation of Registrant, as Amended (Incorporated by reference to Exhibit 3(a) to Form 10-K filed January 29, 2001)

3(b)	Amended Bylaws of Registrant as revised January 29, 2001 (Incorporated by reference to Form 10-Q filed March 16, 2001)

4(a)	First Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and EquiServe Trust Company, N.A. dated as of August 23, 1993 and Amended and Restated as of July 20, 1999 (Incorporated by reference to Form 8A12G/A filed August 8, 1999)

4(b)	First Amendment to First Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and EquiServe Trust Company, N.A. dated as of December 13, 1999 (Incorporated by reference to Exhibit 4(b) to Form 10-K filed January 29, 2001)

4(c)	Amended and Restated Trust Agreement dated February 1, 2000 by Sea Pines Associates, Inc. (Incorporated by Reference to Form 10-Q filed June 14, 2000)

4(d)	Junior Subordinated Indenture dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Form 10-Q filed June 14, 2000)

4(e)	Guarantee Agreement dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Form 10-Q filed June 14, 2000)

Exhibit No.

10(a)	Adjustable Rate Promissory Note between Sea Pines Company, Inc. and Carolina Center Building Corp. dated October 31, 1996 (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1997)

10(b)	Mortgage Assignment and Security Agreement between Sea Pines Company, Inc. and Carolina Center Building Corp. dated October 31, 1996 (Incorporated by reference to Exhibit 10(u) to Form 10-K filed January 29, 1997)

10(c)	Master Credit Agreement dated as of October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10 (l) to Form 10-K filed January 29, 1999)

10(d)	Amended and Restated Term Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 1998 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10 (m) to Form 10-K filed January 29, 1999)

10(e)	Amended and Restated Revolving Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 1998 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10 (n) to Form 10-K filed January 29, 1999)

10(f)	Amended and Restated Seasonal Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 1998 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10 (o) to Form 10-K filed January 29, 1999)

10(g)	Mortgage Modification and Restatement Agreement dated October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the note in 10(d) above (Incorporated by reference to Exhibit 10(p) to Form 10-K filed January 29, 1999)

Exhibit No.

10(h)	Mortgage Modification and Restatement Agreement dated October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the note in 10(e) above (Incorporated by reference to Exhibit 10(q) to Form 10-K filed January 29, 1999)

10(i)	Mortgage Modification and Restatement Agreement dated October 31, 1998 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the note in 10(f) above (Incorporated by reference to Exhibit 10(r) to Form 10-K filed January 29, 1999)

10(j)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated September 30, 1998 (Incorporated by reference to Exhibit 10(s) to Form 10-K filed January 29, 1999)

10(k)	License and Use Agreement dated June 30, 1998 between Sea Pines Company, Inc. and CC-Hilton Head, Inc. (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1999)

10(l)	First Master Credit Agreement Modification Agreement dated October 31, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(m) to Form 10-K filed January 27, 2000)

10(m)	First Revolving Line of Credit Note Modification Agreement dated October 31, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(n) to Form 10-K filed January 27, 2000)

10(n)	First Seasonal Line of Credit Note Modification Agreement dated December 20, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(o) to Form 10-K filed January 27, 2000)

Exhibit No.

10(o)	First Term Note Modification Agreement dated December 20, 1999 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(p) to Form 10-K filed January 27, 2000)

10(p)	Second Master Credit Agreement Modification Agreement dated December 5, 2000 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(q) to Form 10-K filed January 29, 2001)

10(q)	Second Seasonal Line of Credit Note Modification Agreement dated December 5, 2000 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(r) to Form 10-K filed January 29, 2001)

10(r)	Third Master Credit Agreement Modification Agreement dated December 17, 2001 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(r) to Form 10-K filed January 28, 2002)

10(s)	Second Term Note Modification Agreement dated December 17, 2001 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(s) to Form 10-K filed January 28, 2002)

10(t)	Second Revolving Line of Credit Note Modification Agreement dated December 17, 2001 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 28, 2002)

99.1	Safe Harbor Disclosure

99.2 (a)	Certification of Chief Executive Officer

99.2 (b)	Certification of Chief Financial Officer