Form 10-K
period 2002-10-31
SEA PINES ASSOCIATES INC
filed 2003-01-17
CIK 846926

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D0 OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from __________ to __________

Commission file number: 0-17517

SEA PINES ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

South Carolina	57-0845789

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32 Greenwood Drive Hilton Head Island, South Carolina	29928

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (843) 785-3333

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

Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [  ]    No [X]

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

     The number of shares outstanding of the registrant’s common stock as of December 31, 2002 was 3,573,400.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s Proxy Statement in connection with its 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

     (c)  Narrative Description of Business. The Company’s operations were conducted primarily in two reportable business segments for the year ended October 31, 2002. These segments are organized by the type of operations: (1) resort operations, including home and villa rental management operations, a 60-room inn, golf course operations, conference facilities, food and beverage operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head Island, South Carolina area.

          1. Resort Operations. Resort operations consist primarily of the operation of three resort golf courses, a racquet club facility, home and villa rental management operations, a 60-room inn, conference facilities, retail outlets, food service operations, and other recreational facilities. For fiscal year 2002, resort operations accounted for approximately $34,892,000 (68%) of the Company’s total revenues, with golf and tennis activity revenues representing $15,284,000 (30%) and home and villa rental management operations revenues representing $11,606,000 (23%). For fiscal year 2001, resort operations accounted for approximately $33,734,000 (67%) of the Company’s total revenues, with golf and tennis activities responsible for revenues of approximately $14,540,000 (29%) and home and villa rental management operations responsible for revenues of approximately $11,822,000 (23%). For fiscal year 2000, resort operations accounted for approximately $29,670,000 (61%) of the Company’s total revenues, with golf and tennis activities responsible for revenues of approximately $12,710,000 (26%) and home and villa rental management operations responsible for revenues of approximately $12,436,000 (25%).

     During each of the fiscal years 2002, 2001 and 2000, approximately 70% of golf and tennis revenues and 100% of inn revenues and home and villa rentals were derived from vacation and conference use at Sea Pines. The remaining golf and tennis revenues, approximately 30%, were generated from Hilton Head Island residents. As a result, the Company believes its future success is dependent upon Hilton Head (in general) and Sea Pines (in particular) continuing to be considered as prime destination resort areas, with appropriate lodging and conference facilities.

     During fiscal years 2002, 2001 and 2000, residents and vacationers utilizing accommodations at Sea Pines accounted for approximately 85% of the use of the Company’s golf and tennis facilities, with the remainder attributable to use by persons residing outside Sea Pines. Fees charged to the general public for use of the Company’s facilities are typically higher than the fees charged to persons residing within Sea Pines. The Company is also a party to certain use and access agreements with several developments and hotels located both inside and outside of Sea Pines. These agreements generally provide the guests of those particular developments and hotels with access to the Company’s facilities at rates slightly lower than those available to the general public. In addition, the Company will occasionally offer special discounts and package rates as part of its ongoing promotional activities.

     Vacation use is seasonal with the highest period being from March through November and the lowest period from December through February. Substantial fixed costs continue during the non-peak period, leading to major seasonal fluctuations in operating income.

     The Company believes that its resort operations are relatively stable. Nevertheless, economic conditions and other factors do adversely affect tourism on Hilton Head, and may have a negative impact on the resort operations of the Company. Because of its location on the Atlantic coast, Hilton Head is susceptible to adverse weather conditions and resulting damage from hurricanes, as well as the potential for damage from a major oil or hazardous waste spill. Although Hilton Head’s location away from major oil drilling operations and industrial sites greatly reduces the risk of the latter occurrence, there can be no assurance that such damage will never occur. The Company maintains property and casualty insurance in amounts that it believes to be adequate including coverage for business interruption. Furthermore, access to the Company’s facilities is dependent upon adequate means of transportation at a reasonable cost. In the future, fuel shortages, increases in fuel costs and other events which might inhibit or restrict airplane or automobile travel could have a negative impact on the Company’s operations, depending on the severity and duration of the interruption or price increase.

     The Company is generally subject to various local and regional land use and environmental regulations, ordinances and restrictive covenants. The Company believes that it is currently in compliance with all such applicable regulations and covenants and does not expect that compliance in the future will have any material effect on the operations or the profitability of the Company.

     Resort operations are subject to significant competition from various competing facilities on Hilton Head, as well as other destination resorts in South Carolina, Georgia and Florida. Specifically, the Company believes its golf courses are directly competitive with approximately 20 golf courses located on Hilton Head outside of Sea Pines. However, in as much as golf course play is in large part dictated by the number of guests utilizing accommodations within Sea Pines, the overall success of the Company’s operations will continue to be dependent on Sea Pines maintaining its reputation as a premier golf and tennis resort. The Company believes that its rates are competitive compared to other facilities of comparable quality and reputation in the southeastern region and expects that its facilities will continue to compete favorably due to location, quality, design and the established reputation of Sea Pines.

     One of the Company’s golf courses hosts the annual Heritage Golf Tournament, a nationally televised professional golf tournament. Although the facility usage fee for this tournament does not constitute a major source of income, the event has a significant favorable impact on the Company’s lodging, food and beverage and retail business. Moreover, the tournament’s extensive media coverage provides substantial marketing benefits resulting in an enhanced national reputation of Sea Pines and the Company’s facilities. Loss of the tournament would negatively affect the Company in all these respects.

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

     The Company’s resort operations employed approximately 329 people as of December 31, 2002.

          2. Real Estate Brokerage. SPREC is engaged primarily in the brokerage of residential real estate on Hilton Head Island and its neighboring communities. The Company competes with other real estate brokerage firms in the Hilton Head Island area.

     SPREC maintains 15 offices, five located within Sea Pines, six located outside of Sea Pines on Hilton Head Island and four located off Hilton Head Island in the surrounding Beaufort County area.

     For fiscal year 2002, real estate brokerage operations accounted for approximately $16,250,000 (32%) of the Company’s total revenues. For fiscal year 2001, real estate brokerage operations accounted for approximately $16,610,000 (33%) of the Company’s total revenues. For fiscal year 2000, real estate brokerage operations accounted for approximately $19,169,000 (39%) of the Company’s total revenues.

     While brokerage activities are not tied directly to vacation and conference activities, any general decrease in visitors to Hilton Head Island can result in slower residential real estate sales. Furthermore, the sluggish national economy and decline in air travel are anticipated to suppress real estate brokerage revenues to some degree for an indeterminate period.

     SPREC employed 34 people, and had approximately 116 non-employee sales agents, as of December 31, 2002.

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

     The Harbour Town Golf Links property consists of approximately 136 acres, including a driving range. Harbour Town is the site of the Heritage Golf Tournament, an annual tournament on the PGA Tour. Adjacent to the Harbour Town Golf Links is the Harbour Town Clubhouse, which contains a pro shop, a restaurant, and other small meeting and dining facilities.

     The Sea Marsh Golf Course contains approximately 92 acres, and the Ocean Course contains approximately 97 acres. There is a driving range, that contains approximately 11.6 acres, located adjacent to, and shared by, the Ocean and Sea Marsh golf courses.

     (b)  Tennis Facility. SPC owns and operates a tennis complex in the Harbour Town area of Sea Pines known as the Sea Pines Racquet Club.

     (c)  The Inn at Harbour Town. In November 2000, the Company completed construction of a small inn in the Harbour Town area. The Inn at Harbour Town is a 47,000 square-foot facility featuring 60 inn rooms and is adjacent to and provides views of the Harbour Town Golf Links.

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

     (i)  Forest Preserve. SPC owns a 495-acre tract of land known as the Sea Pines Forest Preserve. Various recreational activities are permitted to be conducted on 181 of these acres. A golf course is one possible use, but construction of a golf course would require the approval of 75% of Sea Pines property owners voting on such issue.

     The portion of the Forest Preserve not reserved for outdoor recreation is designated as a wild life preserve. In August 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 2002, approximately 90 of the 404 acres had been donated and title transferred. The remaining 314 acres are leased to the same not-for-profit organization for a minimal amount.

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

     (l)  Leases. SPC currently leases approximately 31,000 square feet of space used for the golf maintenance facilities, and SPREC leases approximately 19,749 square feet of office space in eight locations throughout the Hilton Head Island area.

     (m)  Other Real Estate. SPC owns a small office building in the Harbour Town area known as the Saddlebag Building, which is leased to a third party, and three small commercial buildings in Harbour Town, one of which currently serves as a sales office for SPREC and one serves as the Harbour Town Bakery.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     (a)  Market Information. There is no established public trading market for the Company’s common stock. The Company’s capital stock was originally issued in 1987 in units consisting of 750 shares of common stock and 500 shares of Series A preferred stock. From 1987 through February 2000, virtually all transactions in the Company’s common stock and preferred stock were completed in units as originally issued. Transactions in such units traded sporadically on a bid and ask basis through the over the counter market at Robinson-Humphrey Company in Atlanta, Georgia. In February 2000, the Company completed an exchange offer in which holders of preferred stock could exchange preferred stock for common stock or trust preferred securities. Since the exchange offer closed in February 2000, there has been very limited trading of the Company’s common stock. Through its transfer agent, the Company is aware of only 20 transfers of shares of common stock occurring during the fiscal year ended October 31, 2002. The Company has no official data as to the prices at which any of these transfers took place. Consequently, the Company is unable to provide high and low closing sales prices for shares of its common stock for the fiscal years ended October 31, 2002 and October 31, 2001.

     In May 2000, the Company established a bulletin board on its web site that allows persons the ability to post their interest in buying or selling the Company’s securities. This bulletin board allows offers to be posted in all three of the Company’s outstanding securities: common stock, Series A preferred stock, and trust preferred securities. The bulletin board can be accessed on the Company’s web site on the World Wide Web at www.seapines.com. Offering prices on the bulletin board to purchase the Company’s common stock during the fiscal year ended October 31, 2002 ranged from $2.50 to $6.00 per share. Recent posted offers have ranged from $2.50 to $4.50 per share.

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

     (b)  Holders. As of December 31, 2002, there were approximately 550 holders of record of shares of common stock.

     (c)  Dividends. The Articles of Incorporation of the Company provide for dividends on the preferred stock of $0.722 per share per annum to be paid in arrears. As of October 31, 2002, the Company has paid all accrued dividends on the preferred stock applicable to all years ended on or before October 31, 2001.

     At its December 16, 2002, Board of Directors meeting, the Company declared a cash dividend of $0.722 per share for fiscal year 2002 payable to holders of Series A Cumulative

Preferred Stock. This dividend is payable in equal quarterly installments of approximately $0.18 per share on January 15, 2003, April 15, 2003, July 15, 2003, and October 15, 2003, to shareholders of record on January 1, 2003, April 1, 2003, July 1, 2003 and October 1, 2003, respectively.

     The Company has not paid any dividends on its common stock and has no present intention of paying such dividends in the foreseeable future.

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

	Number of
	securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan category	and rights	and rights	for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders	55,400	$4.86	124,600

Equity compensation plans not approved by security holders	—	—	22,000 (1)

Total	55,400	$4.86	146,600

(1)	These shares are available for future issuance under the Company’s Director Stock Compensation Plan. Information with respect to that plan can be found in Note 11 to the Company’s consolidated financial statements included herein.

Item 6. Selected Financial Data.

     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this annual report.

	Years Ended October 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$51,142	$50,344	$48,839	$46,414	$38,506
Cost of operations	$48,240	$49,054	$47,751	$42,563	$34,345
Income from operations	$2,902	$1,290	$1,088	$3,851	$4,161
Interest expense	$(2,392)	$(2,771)	$(1,426)	$(1,099)	$(1,345)
Other (expense) income	$(270)	$(1,623)	$(149)	$523	$333
Net income (loss)	$197	$(2,674)	$(389)	$2,063	$2,050
Net income (loss) attributable to common stock	$37	$(2,834)	$(730)	$1,176	$1,163
Per share of common stock
Net income (loss)	$0.01	$(0.80)	$(0.23)	$0.64	$0.63
Weighted average shares outstanding	3,568	3,554	3,174	1,843	1,843
Consolidated Balance Sheet Data:
Current assets	$5,894	$4,259	$5,017	$5,926	$4,852
Real estate assets, net	$47,416	$49,516	$50,310	$34,963	$30,838
Total assets	$54,511	$55,172	$56,994	$42,690	$37,925
Current liabilities	$7,223	$7,495	$8,802	$6,392	$5,518
Long-term obligations, less current portion	$37,948	$38,498	$36,236	$20,404	$17,689
Shareholders’ equity	$9,340	$9,179	$11,956	$15,894	$14,718

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation.

Results of Operations

     The Company’s operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including a 60-room inn, conference facilities, three resort golf courses, a tennis center, home and villa rental management operations, retail sales outlets, food service operations, and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with 15 offices serving Hilton Head Island and its neighboring communities.

Critical Accounting Policies

In preparation of its financial statements, the Company applies accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results.

As discussed in Note 1 to the Company’s consolidated financial statements, revenue from resort operations is recognized as goods are sold and services are provided and revenue from real estate brokerage is recognized when the title passes to the buyer. As a result, the Company’s revenue recognition process does not involve significant judgments or estimates.

As discussed in Note 1 to the Company’s consolidated financial statements, an impairment loss is recognized whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. In order to evaluate for potential impairment the Company compares estimates of future cash flows expected from the use of the asset to the carrying amount of the asset. Management believes that the Company’s estimates of future cash flows are based on reasonable and supportable assumptions and represent the Company’s best estimates of the cash flows expected to result from the use of the corresponding assets. As disclosed in the consolidated financial statements, the Company has not incurred any impairment losses for the years ended October 31, 2002, 2001 or 2000.

2002 Compared to 2001

Revenues

     The Company reported revenues of $51,142,000 for fiscal year 2002, a $798,000, or 1.6%, increase over fiscal year 2001.

     The primary factors contributing to the $798,000 increase in revenues were as follows:

•	Golf revenue in fiscal year 2002 increased by $377,000, or 3.2%, as compared to 2001. This increase was due to the Harbour Town Golf Links being open for all twelve months of 2002 as compared to only being open for ten months of 2001. The golf course was closed for eight months beginning with the third quarter of 2000 through part of the first quarter of 2001 to complete a major restoration project.

•	Food and beverage operations generated revenues of $4,444,000 in fiscal year 2002. This represents an increase of $355,000, or 8.7%, over 2001. This increase was due to increased revenue in the catering operations, Harbour Town Bakery and the Sea Pines Beach Club.

•	The Inn at Harbour Town generated revenues of $2,667,000 in fiscal year 2002. This represents an increase of $294,000, or 12.4%, over 2001. Total occupied room nights were 13,516 as compared to 12,599 during 2001. The average daily rate was $187.97 during 2002, an increase of $7.87, or 4.4%, from the same period in 2001.

•	Revenues from the Company’s rental management operation in 2002 decreased by $217,000, or 1.8%, compared with 2001. This decrease is primarily the result of current economic conditions and the decline in air travel. Guest occupied unit nights decreased 4.4% in fiscal year 2002, totaling 53,510 for the year. The average daily rate of $208.67 in fiscal year 2002 was a 3.1% increase over the average daily rate in 2001 of $202.43.

•	Gross commission revenue in fiscal year 2002 from the real estate brokerage operation decreased by $360,000, or 2.2%, as compared to 2001. This decrease was primarily the result of the economic downturn during the first six months of fiscal 2002, which adversely affected the second-home sales market.

Cost of revenues

     Cost of revenues were $36,263,000 in fiscal year 2002, representing a 1.0% decrease from fiscal year 2001. This decrease is primarily due to a decrease in commission expense from real estate brokerage operations.

Expenses

     Sales and marketing expenses were $3,022,000 in fiscal year 2002, representing a 4.4% decrease from fiscal year 2001. This decrease is primarily the result of reduced real estate marketing costs.

     General and administrative expenses decreased by $397,000, or 5.9%, totaling $6,366,000 for the year. This decrease was primarily the result of lower medical claims paid by the Company’s self-funded medical plan and a reduction in property tax expense. These decreases were partially offset by increases in insurance costs.

     Depreciation and amortization expense increased by $85,000, or 3.4%, and totaled $2,589,000 in fiscal year 2002. This increase was the result of a full year’s depreciation on the Inn at Harbour Town and the Harbour Town Golf Links restoration project. Both of these projects were completed during fiscal year 2001, and depreciation expense applied only to the period the facilities were in operation.

Other income (expense)

•	The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective November 1, 2000. This accounting standard requires the Company to report changes in the value of its interest rate swap agreements in its operations. The value of these agreements is greatest when interest rates are high enough to bring the rate protection into play. Falling interest rates during fiscal year 2002 made the rate protection less relevant, causing the fair value of the agreements to decline by $381,000. This charge is a non-cash expense in 2002. If interest rates rise in the future, there will be a gain reported. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Interest expense decreased by $379,000, or 13.7%, during fiscal year 2002 as compared 2001. This decrease is attributable to lower interest rates during fiscal year 2002 and lower outstanding debt balances.

2001 Compared to 2000

Revenues

     The Company reported revenues of $50,344,000 for fiscal year 2001, a $1,505,000, or 3.1%, increase over fiscal year 2000.

     The primary factors contributing to the $1,505,000 increase in revenues were as follows:

•	Golf revenue in fiscal year 2001 increased by $1,839,000, or 18.6%, as compared to 2000. The increase was due to the reopening of the Harbour Town Golf Links in December 2000. The golf course was closed for eight months beginning with the third quarter of fiscal 2000 to complete a major restoration project.

•	Food and beverage operations generated revenues of $4,089,000 in fiscal year 2001. These revenues represent an increase of $513,000, or 14.5%, over 2000. This increase was due to an increased focus on the catering business and increased revenue at the Heritage Grill and in the golf food and beverage operation due to the Harbour Town Golf Links reopening as mentioned above.

•	Revenues from the Company’s rental management operation in 2001 decreased by $614,000, or 4.9%, compared with 2000. This decrease is primarily the result of the current economic downturn and the decline in air travel following the events of September 11, 2001. Guest occupied unit nights decreased 12.8% in fiscal year 2001, totaling 55,968 for the year. The average daily rate of $202.43 in fiscal year 2001 was an 8.2% increase over the average daily rate in 2000 of $187.05.

•	The Inn at Harbour Town opened in November 2000, and revenues totaled $2,372,000 during the first year of operation.

•	Gross commission revenue in fiscal year 2001 from the real estate brokerage operation decreased by $2,559,000, or 13.3%, as compared to 2000. The soft national economy has significantly adversely affected the second-home sales market.

Cost of revenues

     Cost of revenues were $36,626,000 in fiscal year 2001, representing a 1.9% decrease from fiscal year 2000. This decline is the net result of the $1,769,000 decrease in commissions paid to the Company’s real estate agents, offset by a $1,046,000 increase in payments to owners on the Company’s rental management program and increased cost of sales from food and beverage operations.

Expenses

     Sales and marketing expenses were $3,161,000 in fiscal 2001, representing a 6.0% increase from fiscal year 2000. This cost increase is due to increased marketing efforts to promote The Inn at Harbour Town and special promotions to maintain guest volume in the face of the current economic slowdown.

     General and administrative expenses increased by $939,000, or 16.1%, totaling $6,763,000 for the year. This increase primarily results from higher medical claims paid by the Company’s self-funded medical plan. Medical claims increased by $564,000 in fiscal 2001, or 48%, as compared to fiscal 2000.

     Depreciation and amortization expense increased by $907,000, or 56.8%, and totaled $2,504,000 in fiscal year 2001. This increase results from depreciation of the Company’s new Harbour Town assets.

Other income (expense)

     The increase in operating income in 2001 was more than offset by increases in non-operating charges. Other expenses increased from $1,575,000 in 2000 to $4,394,000 in 2001. Two items account for most of this increase:

•	The Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective November 1, 2000. This new accounting standard requires the Company to report changes in the value of its interest rate swap agreements in the Consolidated Statement of Operations. The value of these agreements is greatest when interest rates are high enough to bring the rate protection into play. Falling interest rates during fiscal year 2001 made the rate protection less relevant, causing the fair value of the agreements to decline by $1,896,000. This charge is a non-cash expense in 2001. If interest rates rise in the future, there will be a gain reported. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Interest expense on the Company’s debt increased by $1,345,000, or 94.3%, in fiscal year 2001 as compared to fiscal year 2000. This increase is attributable to the increase in outstanding debt from the construction of the new Harbour Town assets and interest on the junior subordinated debentures which were issued by the Company in February 2000.

     Gain on the sale of assets totaled $172,000 for the fiscal year 2001. These gains were the result of the sale of a Company-owned condominium and certain other assets.

     Exchange offer costs in fiscal year 2001 decreased as a result of the completion of the exchange offer in February 2000. Legal fees and professional fees in the amount of $294,000 were incurred in connection with the exchange offer. Of that amount, $202,000 was expensed in fiscal year 2000 and the remaining amount was capitalized and is being amortized over 30 years.

Income taxes

     The significant increase in the valuation allowance in the year ended October 31, 2001 is due to the Company’s review of its estimate of realization, of deferred tax assets, primarily related to the loss on the interest rate swaps.

Liquidity and Capital Resources

     Cash and cash equivalents increased by $1,520,000 during fiscal 2002 and totaled approximately $3,062,000 at October 31, 2002, of which $2,488,000 was restricted. Working capital increased at October 31, 2002 by $1,907,000 resulting in a working capital deficit of $1,329,000.

     Under a master credit agreement with its corporate lender, the Company maintains three loan facilities: a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these three loan facilities total $38,740,000, of which $33,540,000 was outstanding at October 31, 2002. The Company reduced the outstanding balance under these three loan facilities by $2,459,000 during fiscal year 2002.

     The term loan had an outstanding principal balance of $15,940,000 as of October 31, 2002 and matures on November 1, 2008.

     The revolving line of credit was pre-approved by the bank for use in the construction of the Harbour Town construction projects. The available balance under the revolving line of credit totals $18,300,000, of which $17,600,000 was outstanding as of October 31, 2002.

     The available balance under the seasonal line of credit totals $4,500,000 and is used to meet cash requirements during the Company’s off-season winter months. As of October 31, 2002, the seasonal line of credit had no outstanding balance.

     In November 2002, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification extended the revolving line of credit note maturity date and the seasonal line of credit maturity date from November 1, 2003 to November 1, 2007 and revised certain loan covenant requirements.

     The Company has two interest rates swap agreements which effectively fix the interest rate on $24,000,000 of the principal amount outstanding under the loan facilities described above. The amount of $18,000,000 has been fixed at 5.24% per annum plus a credit margin ranging from 1.40% to 1.65%, and the amount of $6,000,000 has been fixed at 6.58% plus a credit margin ranging from 1.40% to 1.65%.

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

     The Foundation’s board and staff are now working to find new funding sources to sponsor the tournament. The Company is cooperating with the board and staff of the Foundation in their efforts to assure the tournament’s continued success.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     On September 30, 1998, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate on $18 million of principal amount outstanding under the three loan facilities the Company maintains with its corporate lender at 5.24% plus a credit margin ranging from 1.40% to 1.65%, based on the calculation of certain financial ratios, for a period ending November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003.

     The Company entered into a second interest rate swap agreement on May 4, 2000, which effectively fixed the interest rate on an additional $6 million of principal amount at 6.58% plus a credit margin ranging from 1.40% to 1.65% for a period ending November 1, 2005.

     The Company has significantly reduced its interest rate risk exposure by entering into these two swap agreements. A change in the LIBOR rate would affect the rate at which the Company could borrow funds in excess of the $24 million fixed by the above swap agreements.

Item 8. Financial Statements and Supplementary Data.

     The audited Consolidated Financial Statements of the Company which include supplementary data are attached hereto beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions.

     Information called for by Part III (Items 10, 11, 12 and 13) has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended October 31, 2001 a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement, (i) with respect to Item 10, under the caption “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers,” (ii) with respect to Item 11, under the caption “Executive Compensation” and “Compensation of Directors”, (iii) with respect to Item 12, under the caption “Ownership of Voting Securities in Excess of Five Percent by Beneficial Owners” and “Stock Ownership of Management and Directors” and (iv) with respect to Item 13, under the caption “Certain Transactions” and is hereby incorporated by reference.

PART IV

Item 14. Controls and Procedures

     Within 90 days of the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to make known to them in a timely fashion material information related to the Company required to be filed in this report. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

SEA PINES ASSOCIATES, INC.

Dated: January 17, 2003	By: /s/ Michael E. Lawrence

Michael E. Lawrence Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Sea Pines Associates, Inc., and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman P. Harberger Norman P. Harberger	Chairman and Director	January 17, 2003

/s/ Michael E. Lawrence Michael E. Lawrence	Chief Executive Officer and Director (principal executive officer)	January 17, 2003

/s/ Steven P. Birdwell Steven P. Birdwell	Chief Financial Officer (principal financial officer and principal accounting officer)	January 17, 2003

/s/ Thomas C. Morton Thomas C. Morton	Treasurer and Director	January 17, 2003

/s/ Joseph F. Vercellotti Joseph F. Vercellotti	Vice Chairman and Director	January 17, 2003

/s/ Peter Parrott Peter Parrott	Secretary and Director	January 17, 2003

Signature	Title	Date

/s/ Paul B. Barringer, II Paul B. Barringer, II	Director	January 17, 2003

/s/ Ralph L. Dupps, Jr. Ralph L. Dupps, Jr.	Director	January 17, 2003

/s/ P.R. Easterlin, Jr. P. R. Easterlin, Jr.	Director	January 17, 2003

/s/ John G. McGarty John G. McGarty	Director	January 17, 2003

/s/ John A. Norlander John A. Norlander	Director	January 17, 2003

/s/ David E. Pardue David E. Pardue	Director	January 17, 2003

/s/ Marc Puntereri Marc Puntereri	Director	January 17, 2003

/s/ Robert W. Siler, Jr. Robert W. Siler, Jr.	Director	January 17, 2003

/s/ Kathleen B. Speer Kathleen B. Speer	Director	January 17, 2003

/s/ Arthur P. Sundry Arthur P. Sundry	Director	January 17, 2003

CERTIFICATIONS

I, Michael E. Lawrence, certify that:

1.	I have reviewed this annual report on Form 10-K of Sea Pines Associates, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 17, 2003

/s/ Michael E. Lawrence

Michael E. Lawrence Chief Executive Officer

I, Steven P. Birdwell, certify that:

1.	I have reviewed this annual report on Form 10-K of Sea Pines Associates, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 17, 2003

/s/ Steven P. Birdwell

Steven P. Birdwell Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.

3(a)	Articles of Incorporation of Registrant, as Amended (Incorporated by reference to Exhibit 3(a) to Form 10-K filed January 29, 2001)

3(b)	Amended Bylaws of Registrant as revised September 30, 2002

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

10(c)	Amended and Restated Master Credit Agreement dated as of October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A.

10(d)	Second Amended and Restated Term Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above

10(e)
Second Amended and Restated Revolving Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above

10(f)
Second Amended and Restated Seasonal Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above

10(g)
Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above

Exhibit No.

10(h)
Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above

10(i)
Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above

10(j)
Second Master Amendment to Collateral Assignments dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above

10(k)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated September 30, 1998 (Incorporated by reference to Exhibit 10(s) to Form 10-K filed January 29, 1999)

10(l)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated May 4, 2000.

10(m)	License and Use Agreement dated June 30, 1998 between Sea Pines Company, Inc. and CC-Hilton Head, Inc. (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1999)

10(n)	Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.1 to Form S-8 filed June 18, 2001)*

10(o)	First Amendment to Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.2 to Form S-8 filed June 18, 2001)*

10(p)	Sea Pines Associates, Inc. Deferred Issuance Stock Plan (Incorporated by reference to Exhibit 4.3 to Form S-8 filed June 18, 2001)*

Exhibit No.

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young

99.1	Safe Harbor Disclosure

99.2(a)	Certification of Chief Executive Officer

99.2(b)	Certification of Chief Financial Officer

* Management Contract or Compensatory Plan or Arrangement

Index to Consolidated Financial Statements

1.	Financial Statements of Sea Pines Associates, Inc.

	Report of Independent Auditors	F-2

	Consolidated Balance Sheets	F-3 through F-4

	Consolidated Statements of Operations	F-5

	Consolidated Statements of Shareholders’ Equity	F-6

	Consolidated Statements of Cash Flows	F-7 through F-8

	Notes to Consolidated Financial Statements	F-9 through F-25

2.	Financial Statement Schedule of Sea Pines Associates, Inc.

	Report of Independent Auditors	F-26

	Schedule II — Valuation and Qualifying Accounts	F-27

Report of Independent Auditors

Board of Directors and Shareholders
Sea Pines Associates, Inc.

We have audited the accompanying consolidated balance sheets of Sea Pines Associates, Inc. (the “Company”) as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sea Pines Associates, Inc. at October 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States.

/s/Ernst & Young LLP

Atlanta, Georgia December 6, 2002

Sea Pines Associates, Inc.

Consolidated Balance Sheets
(In thousands)

	October 31

	2002	2001

Assets
Current assets:
Cash and cash equivalents
Unrestricted	$574	$360
Restricted	2,488	1,182

	3,062	1,542
Accounts receivable, less allowance for doubtful accounts of $115 and $30 at October 31, 2002 and 2001, respectively	1,290	946
Current portion of notes receivable	88	82
Income tax refund receivable	217	469
Deferred income taxes	—	106
Inventories	859	870
Prepaid expenses	378	244

Total current assets	5,894	4,259
Notes receivable, less current portion	1,002	1,089
Deferred income taxes	—	94
Deferred loan fees, net	139	154
Other assets, net	60	60

	1,201	1,397
Real estate assets:
Operating properties, net	44,197	46,297
Properties held for future development	3,219	3,219

	47,416	49,516

Total assets	$54,511	$55,172

Sea Pines Associates, Inc.

Consolidated Balance Sheets
(In thousands, except share amounts)

	October 31

	2002	2001

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,786	$2,617
Accrued property taxes	512	682
Advance deposits	2,410	1,031
Line of credit	—	2,000
Current portion of deferred revenue and other long-term liabilities	373	367
Current portion of long-term debt	1,142	798

Total current liabilities	7,223	7,495
Long-term debt, less current portion	32,398	33,201
Interest rate swap agreement	2,277	1,896
Deferred revenue and other long-term liabilities	793	921
Trust preferred securities	2,480	2,480

Total liabilities	45,171	45,993
Commitments and contingencies
Shareholders’ equity:
Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at October 31, 2002 and 2001, respectively (liquidation preference of $1,679 at October 31, 2002 and 2001, respectively)	1,294	1,294
Series B junior cumulative preferred stock, no par value; 20,000 shares authorized, none issued or outstanding	—	—
Common stock, 23,000,000 shares authorized, no par value; 3,573,400 shares and 3,559,400 shares issued and outstanding at October 31, 2002 and 2001, respectively	7,759	7,559
Unearned stock compensation	(235)	(159)
Retained earnings	522	485

Total shareholders’ equity	9,340	9,179

Total liabilities and shareholders’ equity	$54,511	$55,172

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended October 31

	2002	2001	2000

Revenues	$51,142	$50,344	$48,839
Cost and expenses:
Cost of revenues	36,263	36,626	37,349
Sales and marketing expenses	3,022	3,161	2,981
General and administrative expenses	6,366	6,763	5,824
Depreciation and amortization	2,589	2,504	1,597

	48,240	49,054	47,751

Income from operations	2,902	1,290	1,088
Other income (expense):
Gain (loss) on sale or disposal of assets, net	—	172	(66)
Interest income	111	101	119
Interest rate swap agreements	(381)	(1,896)	—
Interest expense, net of amounts capitalized	(2,392)	(2,771)	(1,426)
Exchange offer costs	—	—	(202)

	(2,662)	(4,394)	(1,575)

Income (loss) before income taxes	240	(3,104)	(487)
Provision for (benefit from) income taxes	43	(430)	(98)

Net income (loss)	197	(2,674)	(389)
Preferred stock dividend requirements	160	160	341

Net income (loss) attributable to common stock	$37	$(2,834)	$(730)

Net income (loss) per share of common stock; basic and diluted	$0.01	$(0.80)	$(0.23)

Weighted average shares outstanding	3,568	3,554	3,174

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Shareholders’ Equity
(In thousands)

	Series A				Unearned
	Preferred Stock		Common Stock		Stock	Retained
	Shares	Amount	Shares	Amount	Compensation	Earnings	Total

Balance at October 31, 1999	1,228	$7,218	1,843	$2,166	$—	$6,510	$15,894
Net loss	—	—	—	—	—	(389)	(389)
Trust preferred exchange	(1,007)	(5,924)	1,703	5,177	—	(1,733)	(2,480)
Preferred stock dividend	—	—	—	—	—	(1,069)	(1,069)

Balance at October 31, 2000	221	1,294	3,546	7,343	—	3,319	11,956
Net loss	—	—	—	—	—	(2,674)	(2,674)
Issuance of common stock to directors	—	—	14	63	(63)	—	—
Deferred stock plan	—	—	—	153	(153)	—	—
Amortization of stock compensation	—	—	—	—	57	—	57
Preferred stock dividend	—	—	—	—	—	(160)	(160)

Balance at October 31, 2001	221	1,294	3,560	7,559	(159)	485	9,179
Net income	—	—	—	—	—	197	197
Issuance of common stock to directors	—	—	14	84	(84)	—	—
Deferred stock plan	—	—	—	116	(116)	—	—
Amortization of stock compensation	—	—	—	—	124	—	124
Preferred stock dividend	—	—	—	—	—	(160)	(160)

Balance at October 31, 2002	221	$1,294	3,574	$7,759	$(235)	$522	$9,340

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year ended October 31

	2002	2001	2000

Cash flows from operating activities
Net income (loss)	$197	$(2,674)	$(389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,589	2,504	1,597
Allowance for doubtful accounts	85	12	(23)
Loss (gain) on sale of assets	—	(172)	66
Amortization of stock compensation	124	57	—
Interest rate swap agreement	381	1,896	—
Deferred income taxes	200	135	(252)
Changes in assets and liabilities:
Restricted cash	(1,306)	1,469	(271)
Accounts and notes receivable	(348)	190	953
Inventories	11	(177)	44
Prepaid expenses	(134)	(8)	(96)
Other assets	—	—	(92)
Accounts payable and accrued expenses	(1)	(1,495)	1,495
Advance deposits	1,379	(1,531)	407
Deferred revenue	(122)	156	(310)
Income taxes payable (receivable)	252	(623)	500

Net cash provided by (used in) operating activities	3,307	(261)	3,629
Cash flows from investing activities
Proceeds from sale of assets	5	335	90
Capital expenditures and property acquisitions	(468)	(1,784)	(17,082)

Net cash used in investing activities	(463)	(1,449)	(16,992)
Cash flows from financing activities
Payment of deferred loan fees	(11)	(77)	(40)
Additional borrowing on revolving loan	600	2,300	14,250
(Repayment) additional borrowing on line of credit	(2,000)	2,000	—
Principal repayments of debt	(1,059)	(2,034)	(400)
Preferred stock dividends paid	(160)	(341)	(887)

Net cash (used in) provided by financing activities	(2,630)	1,848	12,923

Sea Pines Associates, Inc.

Consolidated Statements of Cash Flows (continued)
(In thousands)

	Year ended October 31

	2002	2001	2000

Net increase (decrease) in unrestricted cash and cash equivalents	214	138	(440)
Unrestricted cash and cash equivalents at beginning of year	360	222	662

Unrestricted cash and cash equivalents at end of year	$574	$360	$222

See accompanying notes.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements

October 31, 2002

1. Description of Business and Summary of Significant Accounting Policies

Sea Pines Associates, Inc. (“SPA” or the “Company”) was incorporated in South Carolina on May 4, 1987. The Company was principally organized to acquire, own and operate certain resort assets in Sea Pines Plantation on Hilton Head Island, South Carolina.

The wholly-owned subsidiaries of the Company are Sea Pines Company, Inc. (“SPC”), Sea Pines Real Estate Company (“SPREC”), Fifth Golf Course Club, Inc., and Sea Pines Associates Trust I. SPC is a full-service resort, which provides guests with the use of three golf courses, tennis facilities, inn and conference facilities, various other recreational facilities, home and villa rental management operations, and food-and-beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate in the Hilton Head Island, South Carolina area (see Note 17 for business segment information). Fifth Golf Course Club, Inc. owns certain acreage which could be used for outdoor recreational activities. Sea Pines Associates Trust I holds certain company debentures as security for notes it has issued.

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

Real Estate Assets

Real estate assets are recorded at cost less any impairment losses, if applicable. The costs of new development, additions and improvements which substantially extend the useful lives of assets are capitalized. Capitalized costs include costs of construction, property taxes, interest and miscellaneous expenses incurred during the construction period. Capitalized construction period interest totaled approximately $0, $61,000 and $694,000 in 2002, 2001 and 2000, respectively. Repairs and maintenance costs are expensed as incurred.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Real Estate Assets (continued)

The Company provides depreciation for financial reporting purposes when the asset is placed in operation using straight-line method over the estimated useful lives of the assets, which range from five to 39 years.

Other Assets

Deferred loan fees are amortized over the lives of the corresponding debt.

Impairment of Long-Lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The Company has not incurred any impairment losses for the years ended October 31, 2002, 2001 or 2000.

Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, other current assets, accounts payable, line of credit with bank, long-term debt and accruals meeting the definition of financial instruments approximate their fair values as of October 31, 2002 and 2001.

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

Upon adoption of SFAS 133, the Company recorded the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company will adjust the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair value of the derivative is immediately recognized in the consolidated statement of operations. The Company recorded $381,000 and $1,896,000 of expense in the consolidated statement of operations for the change in fair value of the interest rate swap agreement for the year ended October 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

1. Description of Business and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will adopt the standard on November 1, 2002 and expects no material impact on its consolidated financial statements.

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

2. Statements of Cash Flows

Supplemental disclosure of cash flow information follows (in thousands of dollars):

	Year ended October 31

	2002	2001	2000

Cash paid during the year for:
Interest, net of amounts capitalized	$2,409	$2,803	$1,305
Income taxes	—	—	—

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

3. Inventories

Inventories consist of the following (in thousands of dollars):

	October 31

	2002	2001

Merchandise	$667	$678
Supplies, parts and accessories	35	35
Food and beverages	115	111
Other	42	46

	$859	$870

4. Real Estate Assets

Operating properties consist of the following (in thousands of dollars):

	October 31

	2002	2001

Land and improvements	$26,487	$26,455
Buildings	23,265	23,164
Machinery and equipment	11,642	11,385

	61,394	61,004
Less accumulated depreciation	(17,197)	(14,707)

	$44,197	$46,297

Properties held for future development of $3,219,000 at October 31, 2002 and 2001, respectively, consist primarily of land and certain future development rights.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

5. Long-Term Debt and Line of Credit Agreement

Long-term debt consists of the following (in thousands of dollars):

	October 31

	2002	2001

Term note payable to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (1.82% at October 31, 2002), plus 1.40% to 1.65% collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $133,050 in 2002 to $220,979 in 2008, with a balloon payment due on maturity. Interest is payable monthly. The note matures November 1, 2008	$15,940	$16,999

$18.3 million revolving line of credit to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (1.82% at October 31, 2002), plus 1.40% to 1.65%, collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures November 1, 2007	17,600	17,000

	33,540	33,999
Less current portion of long-term debt	(1,142)	(798)

Total long-term debt	$32,398	$33,201

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

5. Long-Term Debt and Line of Credit Agreement (continued)

Scheduled maturities of long-term debt as of October 31, 2002 are as follows (in thousands of dollars):

Year ending October 31
2003	$1,142
2004	1,230
2005	1,325
2006	1,430
2007	1,540
Thereafter	26,873

Total	$33,540

The loan agreement contains provisions and covenants which impose certain restrictions on the use of the Company’s assets. The significant restrictions include limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The Company maintains a $4,500,000 seasonal line of credit (the “Seasonal Line”) with the same bank. Interest is payable monthly at LIBOR plus 1.5% and the Seasonal Line expires November 1, 2007. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of October 31, 2002, the seasonal line had no outstanding balance.

The Company has two interest rate swap agreements. The first interest rate swap agreement effectively fixes the interest rate on an $18,000,000 notional principal amount at 5.24% plus a credit margin ranging from 1.40% to 1.65% until the maturity date of the agreement, November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003. The second interest rate swap agreement effectively fixes the interest rate on a $6,000,000 notional principal amount at 6.58% plus a credit margin ranging from 1.40% to 1.65% until the maturity date of the agreement, November 1, 2005.

Subsequent Event

In November 2002, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification extended both the revolving line of credit note maturity date and the seasonal line of credit maturity date from November 1, 2003 to November 1, 2007 and revised certain loan covenant requirements.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

6. Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands of dollars):

	Year ended October 31

	2002	2001	2000

Current provision (benefit):
Federal	$(157)	$(548)	$133
State	—	(17)	21

	(157)	(565)	154
Deferred provision (benefit):
Federal	173	172	(218)
State	27	(37)	(34)

	200	135	(252)

	$43	$(430)	$(98)

The reconciliation between actual income tax expense (benefit) and the amount calculated by applying the federal statutory rates to income (loss) before income taxes follows (in thousands of dollars):

	Year ended October 31

	2002	2001	2000

Tax expense (benefit) at statutory federal income tax rates	$82	$(1,051)	$(165)
State income tax expense (benefit), net of federal income tax benefit (charge)	9	(58)	(16)
(Decrease) increase in valuation allowance	(44)	707	—
Offering costs	—	—	77
Other	(4)	(28)	6

	$43	$(430)	$(98)

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

6. Income Taxes (continued)

The tax effects of the types of temporary differences and carryovers, which give rise to deferred income tax assets (liabilities), are as follows (in thousands of dollars):

	October 31

	2002	2001	2000

Deferred revenue:
License and fee income	$432	$480	$416
Country club membership sales	29	7	34
Loss on interest rate swaps	849	707	—
Charitable contribution carryover	10	7	4
State net operating loss	88	65	—
Severance payments	—	44	—
Accrued liabilities	208	138	142
Other assets	—	12	7

Gross deferred income tax assets	1,616	1,460	603
Less: Valuation allowance	(686)	(730)	(23)

Deferred income tax assets	930	730	580

Depreciation	(763)	(442)	(164)
Other liabilities	(167)	(88)	(81)

Gross deferred income tax liabilities	(930)	(530)	(245)

Net deferred income tax assets	$—	$200	$335

The significant increase in the valuation allowance in the year ended October 31, 2001 is due to the Company’s review of its estimate of realization of deferred tax assets, primarily related to the loss on the interest rate swaps.

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

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

7. Shareholders’ Equity (continued)

Preferred Stock (continued)

The Series A cumulative preferred shares provide for a cumulative dividend of $0.722 per share per annum, payable in arrears as declared by the Board of Directors. These shares have a liquidation value of $7.60 per share plus accumulated but unpaid dividends. If four or more years of dividends are in arrears, the Series A cumulative preferred shareholders will be entitled to elect a majority of the Board of Directors of the Company. All or any part of such shares may be redeemed at the option of the Company at liquidation value. As of October 31, 2002, all preferred stock dividends applicable to fiscal year ended October 31, 2001 and all prior years have been declared and paid.

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

Common Stock

Of the 23,000,000 authorized shares of common stock, 2,000,000 shares are designated as special common stock and 1,000,000 are designated as nonvoting common stock. All other shares are voting. The 3,573,400 shares of common stock outstanding as of October 31, 2002 are all voting common stock.

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

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

7. Shareholders’ Equity (continued)

Preferred Stock Exchange Offer

In February 2000, the Company completed its Exchange Offer pursuant to its December 1999 Exchange Offer Prospectus. The Exchange Offer allowed holders of the Company’s Series A Preferred Stock to exchange each preferred share for either 2 1/2 shares of the Company’s common stock or an equivalent number of new 9.5% Company-obligated redeemable preferred securities of a subsidiary trust holding solely the Junior Subordinated Debentures (“Trust Preferred Securities”) issued by Sea Pines Associates, Inc. Holders of approximately 56% of the preferred stock exchanged their shares for Common Stock. Holders of approximately 26% of the preferred stock exchanged their shares for the new Trust Preferred Security. Holders of approximately 18% of the Series A Preferred Stock did not exchange their shares.

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

The Company incurred approximately $294,000 in professional fees and other costs relating to this transaction. Costs of $202,000 were expensed in 2000 relating to the Exchange Offer. The remaining costs of $92,000 were capitalized as deferred financing costs and are being amortized over the 30-year life of the Trust Preferred Securities.

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

Stock Purchase Rights Plan

On August 23, 1993, the Company’s Board of Directors approved a Stock Purchase Rights Plan (“Plan”) and declared a dividend distribution of one right (“Right”) for each share of the Company’s outstanding common stock. Each Right entitles a shareholder to purchase one one-thousandth of a share of Series B junior cumulative preferred stock at a price of $0.50 per Right, subject to adjustment.

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

In general, the Rights may be redeemed by the Company at $0.01 per Right at anytime before certain events occur. One Right is attached to and trades with each share of common stock. The Rights will not trade separately unless they become exercisable. All Rights expire on August 23, 2003.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

8. Commitments

Rent expense aggregated approximately $1,174,000, $1,203,000 and $982,000 for the years ended October 31, 2002, 2001 and 2000, respectively. Operating leases relate primarily to office space and equipment. Minimum annual rental commitments remaining at October 31, 2002, under non-cancelable operating leases with original terms of at least one year are as follows (in thousands of dollars):

Year ending October 31
2003	$928
2004	470
2005	294
2006	123
2007	82
Thereafter	566

Total	$2,463

In 1993, the Company made a commitment to donate approximately 404 acres of a wildlife preserve owned by the Company to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 2002 approximately 90 of the 404 acres have been donated and title transferred. The remaining 314 acres have been leased to the same not-for-profit organization for a nominal amount.

9. Contingencies

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

10. Employee Savings Plan

Effective January 1, 1989, the Company adopted a 401(k) defined contribution plan for all eligible employees with a minimum of one year of service and who meet certain age requirements, as defined. The Company matches 50% of the first 6% of the participants’ compensation. The Company’s contributions to the plan were approximately $132,000, $156,000 and $148,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

11. Stock Compensation Plan and Deferred Issuance Plan

Director Stock Compensation Plan

Effective October 30, 2000, the Company established a director stock compensation plan. The purpose of the plan is to enable the Company to use common stock rather than cash to compensate non-employee directors for service to the Company and thereby foster increased stock ownership by the directors. The plan has reserved 50,000 shares for issuance pursuant to future grants. In March 2002, 14,000 shares were issued, at a fair market value of $6.00 per share. The Company recorded $84,000 as deferred compensation at the time the stock was issued and that amount is being amortized over the directors’ 12-month terms. In March 2001, 14,000 shares were issued, at a fair market value of $4.50 per share. The Company recorded $63,000 as deferred compensation at the time the stock was issued and that amount was amortized over the directors’ 12-month terms.

Deferred Issuance Stock Plan

Effective October 30, 2000, the Company established a deferred issuance stock plan. The purpose of the plan is to optimize the profitability and growth of the Company through long-term incentives, which link the personal interest of participants to those of the Company’s stockholders. The Company has 180,000 shares of common stock authorized for issuance to eligible employees under the plan. Deferred stock awards will be granted to key employees. Generally common stock of the Company will be issued to the participant on the fifth anniversary of the date the award is granted. On January 2, 2002, the Company awarded 24,300 deferred shares, at a fair market value of $5.00 per share. On June 1, 2001, the Company awarded 32,300 deferred shares, at a fair market value of $4.75 per share. For the years ended October 31, 2002 and 2001, the Company recorded $47,974 and $12,785, respectively, of stock compensation expense amortization.

12. Property Tax Accrual

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

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

12. Property Tax Accrual (continued)

Based on the court ruling, the Company is entitled to receive a refund of property taxes paid of an additional $304,000 plus accrued interest. This amount will be reflected in earnings when this refund has been received.

13. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2002 and 2001:

	2002 Quarters

	First	Second	Third	Fourth

Revenues	$6,537	$14,085	$18,038	$12,482
Cost of revenues	$5,526	$8,796	$12,593	$9,348
Net income (loss)	$(1,063)	$1,078	$695	$(513)
Earnings per common share Net income (loss), basic and diluted	$(0.31)	$0.29	$0.18	$(0.15)

	2001 Quarters

	First	Second	Third	Fourth

Revenues	$7,790	$14,259	$16,813	$11,482
Cost of revenues	$6,926	$9,285	$11,776	$8,639
Net income (loss)	$(2,250)	$662	$432	$(1,518)
Earnings per common share Net income (loss), basic and diluted	$(0.65)	$0.18	$0.11	$(0.44)

14. Business Segment Information

The Company has two reportable business segments. The Company’s reportable segments are organized by the type of operations and for the years ended October 31, 2002, 2001 and 2000 were: (1) resort activities, including home and villa management operations, golf course operations, food and beverage operations, inn and conference facility operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head, South

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

14. Business Segment Information (continued)

Carolina, area. The Company evaluates performance and allocates resources based on earnings before interest, depreciation and other non-cash items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (Note 1). All intercompany transactions between segments have been eliminated upon consolidation.

Segment information as of and for the years ended October 31, 2002, 2001 and 2000 are as follows (in thousands of dollars):

	Year ended October 31

	2002	2001	2000

Revenues:
Resort	$34,892	$33,734	$29,670
Real estate brokerage	16,250	16,610	19,169

	51,142	50,344	48,839

Cost of revenues:
Resort	24,687	24,402	23,356
Real estate brokerage	11,576	12,224	13,993

	36,263	36,626	37,349

Interest expense:
Resort	2,392	2,771	1,426

	2,392	2,771	1,426

Depreciation and amortization expense:
Resort	2,521	2,438	1,539
Real estate brokerage	68	69	58

	2,589	2,507	1,597

Segment income (loss) before income taxes:
Resort	(1,080)	(3,723)	(1,931)
Real estate brokerage	1,320	619	1,444

	240	(3,104)	(487)

Identifiable assets:
Resort	51,859	54,016	53,905
Real estate brokerage	2,652	1,156	3,089

	$54,511	$55,172	$56,994

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Sea Pines Associates, Inc.

We have audited the consolidated financial statements of Sea Pines Associates, Inc. as of October 31, 2002 and 2001, and for each of the three years in the period ended October 31, 2002, and have issued our report thereon dated December 6, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule in item 15 of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
December 6, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Sea Pines Associates, Inc.

October 31, 2002

COL. A	COL. B	COL. C	COL. D.		COL. E

		Additions

	Balance at	Charged (Released) to	Deductions—		Balance at End
Description	Beginning of Period	Costs and Expenses	Describe		of Period

Year Ended October 31, 2002:
Deducted from assets accounts:
Allowance for doubtful accounts	$30,000	$94,000 (3)	$9,000	(1)	$115,000
Valuation allowance for deferred tax assets	730,000	(44,000)	—		686,000

Total	$760,000	$50,000	$9,000		$801,000

Year Ended October 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$18,000	$22,000	$10,000	(1)	$30,000
Valuation allowance for deferred tax assets	23,000	707,000 (2)	—		730,000

Total	$41,000	$729,000	$10,000		$760,000

Year Ended October 31, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$41,000	$5,000	$28,000	(1)	$18,000
Valuation allowance for deferred tax assets	23,000	—	—		23,000

Total	$64,000	$5,000	$28,000		$41,000

(1)	Uncollectible accounts written off, net of recoveries.

(2)	The significant increase in the year ended October 31, 2001 is due to the Company’s review of its estimate of realization of deferred tax assets, primarily related to the loss on interest rate swaps.

(3)	The significant increase in the year ended October 31, 2002 is due to the Company’s reserve for one significant customer that declared bankruptcy in the year.