Form 10-Q
period 2003-01-31
SEA PINES ASSOCIATES INC
filed 2003-03-14
CIK 846926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______ to ______

Commission File Number 0-17517

SEA PINES ASSOCIATES, INC.
(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0845789 (I.R.S. Employer Identification No.)

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act.)

Yes	☐	No	☒

The number of shares outstanding of the registrant’s common stock as of January 31, 2003 was 3,573,400.

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

Item 1.   Financial Statements

Sea Pines Associates, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	January 31,	October 31,
	2003	2002
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents:
Unrestricted	$—	$574
Restricted	3,068	2,488

	3,068	3,062
Accounts receivable, less allowance for doubtful accounts of $13 and $115 at January 31, 2003 and October 31, 2002, respectively	1,114	1,290
Current portion of notes receivable	90	88
Income tax receivable	217	217
Deferred income taxes	696	—
Inventories	901	859
Prepaid expenses	282	378

Total current assets	6,368	5,894

Notes receivable, less current portion	978	1,002
Deferred loan fees, net	221	139
Other assets, net	60	60

	1,259	1,201
Real estate assets:
Operating properties, net	43,922	44,197
Properties held for future development	3,203	3,219

	47,125	47,416

Total assets	$54,752	$54,511

Note:	The condensed consolidated balance sheet at October 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	January 31,	October 31,
	2003	2002
	(Unaudited)	(Note)

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,370	$3,298
Advance deposits	3,060	2,410
Line of credit	1,958	—
Current portion of deferred revenue and other long-term liabilities	368	373
Current portion of long-term debt	1,142	1,142

Total current liabilities	8,898	7,223

Long-term debt, less current portion	33,098	32,398
Interest rate swap agreement	2,183	2,277
Deferred revenue and other long-term liabilities	760	793
Trust preferred securities	2,480	2,480

Total liabilities	47,419	45,171

Commitments and contingencies
Shareholders’ equity:
Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at January 31, 2003 and October 31, 2002, respectively (liquidation preference of $1,679 at January 31, 2003 and October 31, 2002, respectively)	1,294	1,294
Series B junior cumulative preferred stock, no par value, 20,000 shares authorized; none issued or outstanding	—	—
Common stock, 23,000,000 shares authorized; no par value; 3,573,400 shares issued and outstanding at January 31, 2003 and October 31, 2002, respectively	7,759	7,759
Unearned stock compensation	(199)	(235)
Retained earnings (deficit)	(1,521)	522

Total shareholders’ equity	7,333	9,340

Total liabilities and shareholders’ equity	$54,752	$54,511

Note:	The condensed consolidated balance sheet at October 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,

	2003	2002

Revenues	$7,159	$6,537
Costs and expenses:
Cost of revenues	6,520	5,526
Sales and marketing expenses	820	675
General and administrative expenses	1,410	1,627
Depreciation and amortization	648	648

	9,398	8,476

Loss from operations	(2,239)	(1,939)
Other income (expenses):
Gain on sale of assets, net	2	—
Interest income	128	26
Interest rate swap agreement	94	533
Interest expense, net of amounts capitalized	(564)	(628)

	(340)	(69)

Loss before income taxes	(2,579)	(2,008)
Benefit from income taxes	696	945

Net loss	(1,883)	(1,063)
Preferred stock dividend requirements	(40)	(40)

Net loss attributable to common stock	$(1,923)	$(1,103)

Net loss per share of common stock, basic and diluted	$(0.54)	$(0.31)

Weighted average shares outstanding	3,573	3,559

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	January 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,883)	$(1,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	648	648
Allowance for doubtful accounts	(102)	(4)
Gain on sale of asset	(2)	—
Amortization of stock compensation	36	22
Interest rate swap agreement	(94)	(533)
Deferred income taxes	(696)	(945)
Changes in current assets and liabilities:
Restricted cash	(580)	(1,720)
Accounts and notes receivable	300	211
Inventories	(42)	46
Prepaid expenses	96	(18)
Accounts payable and accrued expenses	(1,048)	3
Advance deposits	650	1,781
Deferred revenue	(38)	(48)

Net cash used in operating activities	(2,755)	(1,620)

Cash flows from investing activities:
Proceeds from sale of assets	19	—
Capital expenditures and property acquisitions	(361)	(51)

Net cash used in investing activities	(342)	(51)

Cash flows from financing activities:
Payment of deferred loan fees	(95)	(10)
Additional borrowing on revolving loan	700	750
Additional borrowing on line of credit	1,958	611
Preferred stock dividends paid	(40)	(40)

Net cash provided by financing activities	2,523	1,311
Net decrease in unrestricted cash and cash equivalents	(574)	(360)
Unrestricted cash and cash equivalents at beginning of period	574	360

Unrestricted cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SEA PINES ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2003 AND 2002
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2002 have been reclassified to conform with the quarter ended January 31, 2003 presentation. Operating results for the three-month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2002.

NOTE 2 — INVENTORIES

Inventories consist of the following (in thousands of dollars):

	January 31,	October 31,
	2003	2002

Merchandise	$725	$667
Supplies, parts and accessories	35	35
Food and beverage	98	115
Other	43	42

	$901	$859

NOTE 3 — REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):

	January 31,	October 31,
	2003	2002

Land and improvements	$26,500	$26,487
Buildings	23,555	23,265
Machinery and equipment	11,699	11,642

	61,754	61,394
Less accumulated depreciation	(17,832)	(17,197)

	$43,922	$44,197

Properties held for future development of $3,203,000 and $3,219,000 at January 31, 2003 and October 31, 2002 consist primarily of land and certain future development rights.

NOTE 4 — LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars):

	January 31,	October 31,
	2003	2002

Term note payable to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (1.28% at January 31, 2003), plus 1.40% to 1.65%, collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $190,333 in 2003 to $276,667 in 2008. Interest is payable monthly. The note matures November 1, 2008.	$15,940	$15,940
$18.3 million revolving line of credit to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (1.28% at January 31, 2003), plus 1.40% to 1.65% collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures November 1, 2007.	18,300	17,600

	34,240	33,540
Less current portion of long-term debt	(1,142)	(1,142)

Total long-term debt	$33,098	$32,398

The loan agreement contains provisions and covenants which impose certain restrictions on the use of the Company’s assets, including limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The Company maintains a $4,500,000 seasonal line of credit (the “Seasonal Line”) with the same bank. Interest is payable monthly at LIBOR plus 1.50%. The Seasonal Line expires on November 1, 2007. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of January 31, 2003, the Seasonal Line had an outstanding balance of $1,958,000. As of October 31, 2002, the Seasonal Line had no outstanding balance.

The Company has two-interest rate swap agreements. The first interest rate swap agreement effectively fixes the interest rate on an $18,000,000 notional principal amount at 5.24% plus a credit margin ranging from 1.40% to 1.65% until the maturity date of the agreement, November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003. The second interest rate swap agreement effectively fixes the interest rate on a $6,000,000 notional principal amount at 6.58% plus a credit margin ranging from 1.40% to 1.65% until the maturity date of the agreement, November 1, 2005.

NOTE 5 — EARNINGS PER SHARE

Income (loss) per share of common stock is calculated by dividing net income or loss after preferred stock dividend requirements by the weighted average number of outstanding shares of common stock. Basic and diluted earnings per share are identical for all periods presented. Potentially dilutive securities consist of additional shares of common stock issuable when stock rights become exercisable. These contingently issuable shares have not been included in basic or diluted earnings per share as the stock rights are not yet exercisable.

NOTE 6 — INTEREST RATE SWAP AGREEMENTS

In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the Company records the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company adjusts the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair value of the derivative is immediately recognized in the consolidated statement of operations. The Company recorded $94,000 and $533,000 of income in the consolidated statement of operations for the change in fair value of the interest rate swap agreement for the quarters ended January 31, 2003 and 2002, respectively.

NOTE 7 — PROPERTY TAX ACCRUAL

The Company has been involved in an administrative law proceeding involving the valuation of the three golf courses owned by the Company for property tax purposes. The Company previously accrued its property tax expense based on the valuation originally assessed for the properties. During the third quarter 2002, the court issued a final order and decision, ultimately lowering the property taxes owed for the years 1998 through 2002. Based on this ruling and the Company’s estimate of its property tax liability, the Company lowered its property tax accrual in the third quarter 2002 by $322,000. This amount was included as a reduction to general and administrative expenses. In February 2003, the Company received a refund of property taxes paid of $304,000 plus accrued interest of $104,000. These amounts have been reflected in earnings in the first quarter 2003. The property tax refund of $304,000 is reflected within general and administrative expenses, and interest income of $104,000 is reflected in interest income, both in the consolidated statements of operations for first quarter 2003. The offsetting receivable totaling $408,000 is reflected within accounts receivable in the consolidated balance sheets as of January 31, 2003.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

NOTE 9 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this standard on November 1, 2002 had no material impact on the Company’s consolidated financial statements.

NOTE 10 — BUSINESS SEGMENT INFORMATION

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

All inter-company transactions between segments have been eliminated upon consolidation.

	Quarter Ended
	January 31,

	2003	2002
	(Unaudited)	(Unaudited)

Revenues:
Resort	$3,464	$3,809
Real estate brokerage	3,695	2,728

	$7,159	$6,537

Cost of revenues:
Resort	$3,717	$3,594
Real estate brokerage	2,803	1,932

	$6,520	$5,526

Interest expense:
Resort	$564	$628

Depreciation and amortization expense:
Resort	$632	$631
Real estate brokerage	16	17

	$648	$648

Segment income (loss) before income taxes:
Resort	$(2,642)	$(2,065)
Real estate brokerage	63	57

	$(2,579)	$(2,008)

	As of	As of
	January 31, 2003	October 31, 2002
	(Unaudited)	(Audited)

Identifiable assets:
Resort	$52,873	$51,859
Real estate brokerage	1,879	2,652

	$54,752	$54,511

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including three resort golf courses, a tennis center, a home and villa rental management business, two conference facilities, a 60-room inn, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is a real estate brokerage firm with 15 offices serving Hilton Head Island and its neighboring communities.

Application of Critical Accounting Policies

The Company’s accounting policies have been established to conform to accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied. This would result in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Company’s results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be critical in that they may require judgment in their application or require estimates with respect to matters that are inherently uncertain.

Revenue Recognition

Revenue from resort operations is recognized as goods are sold and services are provided and revenue from real estate brokerage is recognized when the title passes to the buyer. As a result, the Company’s revenue recognition process does not involve significant judgments or estimates.

Investment in Real Estate Assets

The Company’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Company’s assets by class are as follows:

Land improvements	15 years
Buildings	39 years
Machinery and equipment	5–7 years

In the event that management uses inappropriate useful lives or methods for depreciation, the Company’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, both operating properties and properties held for future development, may not be recoverable. When there are indicators that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and the Company recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Company at January 31, 2003 or October 31, 2002. A projection of expected future cash flows requires management to make certain estimates. If management uses inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of real estate assets and net income of the Company.

Results of Operations for 1st Quarter 2003 as Compared with 1st Quarter 2002

Revenues

Revenues for the first quarter 2003 totaled $7,159,000, a 9.5% increase from first quarter 2002 revenues. Resort revenues declined during the first quarter 2003 by $345,000, or 9.1%. Real estate brokerage revenues increased during the first quarter 2003 by $967,000, or 35.4%. The resort revenue decline is attributable to the current downturn in the United States economy and a general decline in domestic travel. Revenue changes are summarized as follows (in thousands):

	Three Months Ended
	January 31,

	2003	2002	Change	% Change

Resort
Golf	$1,714	$1,917	$(203)	(10.6)%
Rental management	506	600	(94)	(15.7)
Food and beverage	373	505	(132)	(26.1)
Inn at Harbour Town	309	325	(16)	(4.9)
Other recreation revenues	371	292	79	27.1
Other	191	170	21	12.4

	$3,464	$3,809	$(345)	(9.1)
Real estate brokerage	3,695	2,728	967	35.4

Total revenues	$7,159	$6,537	$622	9.5%

Golf revenues decreased by $203,000, or 10.6%, during the first quarter 2003 as compared with the first quarter 2002. The number of resort golf rounds played at Harbour Town Golf Links during the first quarter 2003 decreased by 580 rounds, or 13.4%, from the same period in 2002. This decrease in rounds played was slightly offset by a $9.16, or 7.7%, increase in average rate paid per round in the first quarter 2003, over the first quarter 2002. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during the first quarter 2003 decreased by 2,084 rounds, or 18.2%, from the same period in 2002. This decrease was slightly offset by a $2.72, or 6.0%, increase in average rate paid per round in the first quarter 2003, over the first quarter 2002.

Rental management revenues decreased by $94,000, or 15.7%, during the first quarter 2003 as compared with the first quarter 2002. Total guest occupied nights during the first quarter of 2003 were 3,673 as compared to 4,595 during the first quarter of 2002. The average daily rate was $130.03 in the first quarter 2003, an increase of $7.73, or 6.3%, from the same period in 2002.

Food and beverage revenues decreased by $132,000, or 26.1%, during the first quarter 2003 as compared with the first quarter 2002. This decrease was primarily due to a $130,000, or 47.1%, decline in revenue from catering operations and an $11,803, or 17.8%, decline in revenue from golf food and beverage operations. These decreases were slightly offset by a $10,730, or 27.3%, increase in revenue from the Harbour Town Bakery.

The Inn at Harbour Town revenues decreased by $16,000, or 4.9%, during the first quarter 2003 as compared with the first quarter 2002. Paid occupancy during the first quarter 2003 was 36.1% as compared to 39.1% during the first quarter 2002. The average daily rate was $133.56 in the first quarter 2003, as compared to $133.37 for the same period in 2002.

Other recreation services revenue increased by $79,000 during the first quarter 2003 as compared with the first quarter 2002. This increase is primarily the result of increased revenue from tennis operations related to the Smith/Stearns Tennis Academy. This new academy opened in 2002 at the Sea Pines Racquet Club to provide world-class tennis instruction.

Other revenues increased by $21,000 during the first quarter 2003 as compared with the first quarter 2002. This increase is primarily from increased membership sales revenue related to the Sea Pines Country Club. During the first quarter 2003, two memberships were sold as compared to only one during the first quarter 2002.

Real estate brokerage revenues increased by $967,000, or 35.4%, during the first quarter 2003 as compared with the first quarter 2002. This increase was primarily the result of a 39.9% increase in sales volume in the first quarter 2003, as compared with the first quarter 2002. This improvement is attributable to low mortgage interest rates and a favorable second home and real estate market.

Cost of Revenues

Cost of Revenues totaled $6,520,000 in the first quarter 2003, an increase of $994,000, or 18.0%, as compared to the same period in 2002. This increase is primarily due to an $897,487, or 46.4%, increase in commission expense from real estate brokerage operations and an increase in lesson expense related to the Smith/Stearns Tennis Academy.

Expenses

Sales and marketing expenses increased by $145,000, or 21.5%, during the first quarter 2003 as compared with the first quarter 2002. This increase is the result of increased resort marketing promotions and real estate marketing during the first quarter 2003.

General and administrative expenses decreased by $217,000, or 13.3%, during the first quarter 2003 as compared with the first quarter 2002. Excluding the effect of the property tax refund of $304,000, general and administrative expenses increased by $87,000, or 5.4%. This increase is the result of increases in medical claims paid by the Company’s self-funded medical plan and building repair and maintenance expenses.

Depreciation and amortization costs remained constant at $648,000 during the first quarter 2003 as compared with the same period of 2002.

Other income (expense)

Interest income increased by $102,000 during the first quarter 2003 as compared with the same period of 2002. The Company received interest of $104,000 during the first quarter 2003 on a refund of excess property taxes paid during 1998 through 2001.

Interest rate swap agreement income totaled $94,000 during the first quarter 2003. This income is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 6 of the financial statements. The Company recorded income of $533,000 from the interest rate swap agreements during the first quarter 2002.

Interest expense decreased by $64,000, or 10.2%, during the first quarter 2003 as compared with the same period of 2002. This decrease is attributable to lower interest rates during the first quarter 2003 and lower outstanding debt balances.

Income taxes

Income tax benefit for first quarter 2003 of $696,000 was recorded based on management’s full-year estimate of the Company’s effective tax rate of 26.9%. Income tax benefit for first quarter 2003 was lower than the first quarter 2002 benefit of $945,000 due to the effect of the significant movement in the interest rate swap agreement in first quarter 2002.

Liquidity and Capital Resources

The Company’s financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through February has historically been the Company’s lowest resort revenue and real estate sales season, and the period from March through October has historically been the Company’s highest season.

Cash and cash equivalents increased by $6,000 during the first quarter of 2003 and totaled approximately $3,068,000 at January 31, 2003, all of which was restricted. Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners. Working capital (current assets – current liabilities) decreased during the first quarter of 2003 by $1,201,000, resulting in a working capital deficit of $2,530,000 at January 31, 2003.

Under a Master Credit Agreement with its corporate lender, the Company maintains three loan facilities: a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these three loan facilities total $38,740,000, of which $36,198,000 was outstanding at January 31, 2003.

The term loan had an outstanding principal amount of $15,940,000 as of January 31, 2003 and matures on November 1, 2008.

The revolving line of credit had an outstanding balance of $18,300,000 as of January 31, 2003 and matures on November 1, 2007.

The available balance under the seasonal line of credit totals $4,500,000 and is used to meet cash requirements during the Company’s off-season winter months. As of January 31, 2003, the seasonal line of credit had an outstanding balance of $1,958,000. The Seasonal Line expires on November 1, 2007.

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

The Town of Hilton Head Island has committed to being the presenting sponsor for the 2003 tournament which will be held April 17 – 20, 2003. The Foundation’s board and staff are now working to find new funding sources to sponsor the tournament for years 2004 and beyond. The Company is cooperating with the board and staff of the Foundation in their efforts to assure the tournament’s continuing success.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended January 31, 2003, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Item 4.   Controls and Procedures

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

SEA PINES ASSOCIATES, INC.

Date: March 14, 2003	/s/ Michael E. Lawrence

Michael E. Lawrence Chief Executive Officer

Date: March 14, 2003	/s/ Steven P. Birdwell

Steven P. Birdwell Chief Financial Officer

CERTIFICATIONS

I, Michael E. Lawrence, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sea Pines Associates, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ Michael E. Lawrence

Michael E. Lawrence Chief Executive Officer

I, Steven P. Birdwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sea Pines Associates, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ Steven P. Birdwell

Steven P. Birdwell Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.

3(a)	Articles of Incorporation of Registrant, as Amended (Incorporated by reference to Exhibit 3(a) to Form 10-K filed January 29, 2001)

3(b)	Amended Bylaws of Registrant as revised September 30, 2002 (Incorporated by reference to Exhibit 3(b) to Form 10-K filed January 17, 2003)

4(a)	First Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and EquiServe Trust Company, N.A. dated as of August 23, 1993 and Amended and Restated as of July 20, 1999 (Incorporated by reference to Form 8A12G/A filed August 8, 1999)

4(b)	First Amendment to First Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and EquiServe Trust Company, N.A. dated as of December 13, 1999 (Incorporated by reference to Exhibit 4(b) to Form 10-K filed January 29, 2001)

4(c)	Amended and Restated Trust Agreement dated February 1, 2000 by Sea Pines Associates, Inc. (Incorporated by reference to Exhibit 4(f) to Form 10-Q filed June 14, 2000)

4(d)	Junior Subordinated Indenture dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(d) to Form 10-Q filed June 14, 2000)

4(e)	Guarantee Agreement dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(e) to Form 10-Q filed June 14, 2000)

Exhibit No.

10(a)	Adjustable Rate Promissory Note between Sea Pines Company, Inc. and Carolina Center Building Corp. dated October 31, 1996 (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1997)

10(b)	Mortgage Assignment and Security Agreement between Sea Pines Company, Inc. and Carolina Center Building Corp. dated October 31, 1996 (Incorporated by reference to Exhibit 10(u) to Form 10-K filed January 29, 1997)

10(c)	Amended and Restated Master Credit Agreement dated as of October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(c) to Form 10-K filed January 17, 2003)

10(d)	Second Amended and Restated Term Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(d) to Form 10-K filed January 17, 2003)

10(e)	Second Amended and Restated Revolving Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(e) to Form 10-K filed January 17, 2003)

10(f)	Second Amended and Restated Seasonal Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(f) to Form 10-K filed January 17, 2003)

10(g)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(g) to Form 10-K filed January 17, 2003)

Exhibit No.

10(h)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(h) to Form 10-K filed January 17, 2003)

10(i)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(i) to Form 10-K filed January 17, 2003)

10(j)	Second Master Amendment to Collateral Assignments dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(j) to Form 10-K filed January 17, 2003)

10(k)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated September 30, 1998 (Incorporated by reference to Exhibit 10(s) to Form 10-K filed January 29, 1999)

10(l)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated May 4, 2000 (Incorporated by reference to Exhibit 10(l) to Form 10-K filed January 17, 2003)

10(m)	License and Use Agreement dated June 30, 1998 between Sea Pines Company, Inc. and CC-Hilton Head, Inc. (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1999)

10(n)	Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.1 to Form S-8 filed June 18, 2001)*

10(o)	First Amendment to Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.2 to Form S-8 filed June 18, 2001)*

Exhibit No.

10(p)	Sea Pines Associates, Inc. Deferred Issuance Stock Plan (Incorporated by reference to Exhibit 4.3 to Form S-8 filed June 18, 2001)*

99.1	Safe Harbor Disclosure

99.2(a)	Certification of Chief Executive Officer

99.2(b)	Certification of Chief Financial Officer

*	Management Contract or Compensatory Plan or Arrangement