Form 10-Q
period 2003-04-30
SEA PINES ASSOCIATES INC
filed 2003-06-16
CIK 846926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2003

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

Yes  ☐          No  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2003 was 3,573,400.

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

Item 1.        Financial Statements

Sea Pines Associates, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	April 30,	October 31,
	2003	2002
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents:
Unrestricted	$604	$574
Restricted	4,550	2,488

	5,154	3,062
Accounts receivable, less allowance for doubtful accounts of $31 and $115 at April 30, 2003 and October 31, 2002, respectively	1,544	1,290
Current portion of notes receivable	91	88
Income tax receivable	217	217
Inventories	995	859
Prepaid expenses	639	378

Total current assets	8,640	5,894

Notes receivable, less current portion	955	1,002
Deferred loan fees, net	212	139
Other assets, net	60	60

	1,227	1,201
Real estate assets:
Operating properties, net	43,786	44,197
Properties held for future development	3,203	3,219

	46,989	47,416

Total assets	$56,856	$54,511

Note:	The condensed consolidated balance sheet at October 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	April 30,	October 31,
	2003	2002
	(Unaudited)	(Note)

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,531	$3,298
Accrued litigation	8,000	—
Advance deposits	4,370	2,410
Line of credit	1,387	—
Current portion of deferred revenue and other long-term liabilities	460	373
Current portion of long-term debt	34,240	1,142

Total current liabilities	51,988	7,223

Long-term debt, less current portion	—	32,398
Interest rate swap agreement	2,253	2,277
Deferred revenue and other long-term liabilities	676	793
Trust preferred securities	2,480	2,480

Total liabilities	57,397	45,171

Commitments and contingencies
Shareholders’ equity (accumulated deficit):
Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at April 30, 2003 and October 31, 2002, respectively (liquidation preference of $1,679 at April 30, 2003 and October 31, 2002, respectively)	1,294	1,294
Series B junior cumulative preferred stock, no par value, 20,000 shares authorized; none issued or outstanding	—	—
Common stock, 23,000,000 shares authorized; no par value; 3,573,400 shares issued and outstanding at April 30, 2003 and October 31, 2002, respectively	7,860	7,759
Unearned stock compensation	(266)	(235)
Retained earnings (deficit)	(9,429)	522

Total shareholders’ equity (accumulated deficit)	(541)	9,340

Total liabilities and shareholders’ equity (accumulated deficit)	$56,856	$54,511

Note:	The condensed consolidated balance sheet at October 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2003	2002	2003	2002

Revenues	$13,614	$14,085	$20,773	20,622
Costs and expenses:
Cost of revenues	8,977	8,796	15,497	14,322
Sales and marketing expenses	890	890	1,710	1,565
General and administrative expenses	1,707	1,524	3,117	3,151
Litigation expenses	8,000	—	8,000	—
Depreciation and amortization	646	648	1,294	1,296

	20,220	11,858	29,618	20,334

(Loss) income from operations	(6,606)	2,227	(8,845)	288
Other income (expenses):
(Loss) gain on sale of assets, net	(6)	4	(4)	4
Interest income	28	32	156	58
Interest rate swap agreement	(70)	44	24	577
Interest expense, net of amounts capitalized	(558)	(609)	(1,122)	(1,237)

	(606)	(529)	(946)	(598)

(Loss) income before income taxes	(7,212)	1,698	(9,791)	(310)
(Provision) benefit from income taxes	(696)	(620)	—	325

Net (loss) income	(7,908)	1,078	(9,791)	15
Preferred stock dividend requirements	(40)	(40)	(80)	(80)

Net (loss) income attributable to common stock	($7,948)	$1,038	($9,871)	($65)

Net (loss) income per share of common stock, basic and diluted	($2.22)	$0.29	($2.76)	($0.02)

Weighted average shares outstanding	3,573	3,564	3,573	3,561

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended April 30,
	2003	2002

Cash flows from operating activities:
Net (loss) income	($9,791)	$15
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	1,294	1,296
Allowance for doubtful accounts	(84)	(4)
Loss (gain) on sale of asset	4	(4)
Amortization of stock compensation	70	55
Interest rate swap agreement	(24)	(577)
Deferred income taxes	—	(324)
Changes in current assets and liabilities:
Restricted cash	(2,062)	(3,734)
Accounts and notes receivable	(126)	(575)
Inventories	(136)	(132)
Prepaid expenses	(261)	(308)
Accounts payable and accrued expenses	153	115
Accrued litigation	8,000	—
Advance deposits	1,960	3,759
Deferred revenue	(30)	(171)
Income taxes payable	—	455

Net cash used in operating activities	(1,033)	(134)

Cash flows from investing activities:
Proceeds from sale of assets	28	4
Capital expenditures and property acquisitions	(877)	(195)

Net cash used in investing activities	(849)	(191)

Cash flows from financing activities:
Payment of deferred loan fees	(95)	(11)
Additional borrowing on revolving loan	700	750
Additional borrowing on line of credit	1,387	—
Principal repayments of debt	—	(534)
Preferred stock dividends paid	(80)	(80)

Net cash provided by financing activities	1,912	125

Net increase (decrease) in unrestricted cash and cash equivalents	30	(200)
Unrestricted cash and cash equivalents at beginning of period	574	360

Unrestricted cash and cash equivalents at end of period	$604	$160

See accompanying notes.

SEA PINES ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003 AND 2002
(Unaudited)

NOTE 1 -        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Sea Pines Associates, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2002 have been reclassified to conform with the quarter ended April 30, 2003 presentation. Operating results for the six-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2002.

The Company’s financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through February has historically been the Company’s lowest resort revenue and real estate sales season, and the period from March through October has historically been the Company’s highest season.

NOTE 2 -        INVENTORIES

Inventories consist of the following (in thousands of dollars):

	April 30,	October 31,
	2003	2002

Merchandise	$754	$667
Supplies, parts and accessories	35	35
Food and beverage	161	115
Other	45	42

	$995	$859

NOTE 3 -        REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):

	April 30,	October 31,
	2003	2002

Land and improvements	$26,758	$26,487
Buildings	23,641	23,265
Machinery and equipment	11,738	11,642

	62,137	61,394
Less accumulated depreciation	(18,351)	(17,197)

	$43,786	$44,197

Properties held for future development of $3,203,000 and $3,219,000 at April 30, 2003 and October 31, 2002 consist primarily of land and certain future development rights.

NOTE 4 -        LITIGATION

On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et. al. vs. Sea Pines Company, Inc. (“Sea Pines”). The plaintiffs have also made a motion for prejudgment interest of approximately $832,000, which Sea Pines intends to contest. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community.

Sea Pines has filed post-trial motions, seeking, among other things, to overturn the verdict. A hearing on the motions has been scheduled for July 1, 2003. If Sea Pines is unsuccessful on these motions, it intends to appeal. The Company cannot predict the outcome of any of the post-trial motions or any appeal.

The Company recorded litigation expense of $8,000,000 during the second quarter as a result of the jury verdict. The corresponding litigation accrual has been recorded on the consolidated balance sheet. The accrual includes approximately $7,800,000 for the jury verdict and $200,000 for unpaid legal fees incurred through April 30, 2003.

NOTE 5 -        LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars):

	April 30,	October 31,
	2003	2002

Term loan payable to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (1.31% at April 30, 2003), plus 1.40% to 1.65%, collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $190,333 in 2003 to $276,667 in 2008. Interest is payable monthly. The loan matures November 1, 2008.	$15,940	$15,940
$18.3 million revolving line of credit to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (1.31% at April 30, 2003), plus 1.40% to 1.65% collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures November 1, 2007.	18,300	17,600

	34,240	33,540
Less current portion of long-term debt	(34,240)	(1,142)

Total long-term debt	$—	$32,398

The loan agreement relating to the debt described above contains provisions and covenants which impose certain restrictions on the use of the Company’s assets, including limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The loan agreement also contains representations and warranties which are required to be continually accurate and covenants with which the Company is required to comply. As a result of the litigation described in Note 4, the Company was, as of April 30, 2003, in breach of certain of such representations and warranties and in violation of certain of such covenants. In June 2003, the bank signed a waiver in which the bank waived retroactively to the filing of the complaint in the litigation all events of default arising under the loan agreement as a result of the litigation, including the rendering of the verdict and any judgment that may be entered thereon. The waiver is effective until June 30, 2003. Because the waiver is only until June 30, 2003, the Company has reclassified amounts owed under the loan agreement as current liabilities as of April 30, 2003. The Company is currently in the process of negotiating a commitment for the bank to provide for a new credit facility to be used for the purpose of paying any judgment which may be rendered in the litigation or depositing into escrow the amount of any such judgment in order to stop the running of post judgment interest thereon. The waiver provides that if on or before June 30, 2003, the Company accepts a loan commitment from the bank on terms mutually agreeable to the bank and the Company, the waiver shall continue until the expiration of such loan commitment It is contemplated that the new facility, if obtained, would modify the terms of the existing loan agreement to revise any representations and warranties breached or covenants violated as a result of the existence of the litigation so as to eliminate the breach or violation and to modify certain financial covenants sufficiently that the Company would expect to be able to meet their requirements during subsequent quarters. Any loan commitment would be on terms satisfactory to the bank and there can be no assurance that the Company will enter into such a commitment or as to the terms thereof. Furthermore, if the commitment is entered into, there can be no assurance that the facility contemplated thereby will close or as to the terms of any such facility. If the waiver expires without the necessary modifications to the loan agreement being made, the Company will be in default thereunder and the bank may exercise any remedies it has under the loan agreement, including accelerating the debt outstanding thereunder.

In addition to the term loan and the revolving line of credit, the loan agreement includes a $4,500,000 seasonal line of credit (the “Seasonal Line”) with the same bank. Interest is payable monthly at LIBOR plus 1.50%. The Seasonal Line expires on November 1, 2007. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of April 30, 2003, the Seasonal Line had an outstanding balance of $1,387,000. As of October 31,

2002, the Seasonal Line had no outstanding balance.

The Company has two interest rate swap agreements. The first interest rate swap agreement effectively fixes the interest rate on an $18,000,000 notional principal amount at 5.24% plus a credit margin ranging from 1.40% to 1.65% until the maturity date of the agreement, November 10, 2005. The lender has the option of calling the swap agreement on November 10, 2003. The second interest rate swap agreement effectively fixes the interest rate on a $6,000,000 notional principal amount at 6.58% plus a credit margin ranging from 1.40% to 1.65% until the maturity date of the agreement, November 1, 2005 (see Note 7).

NOTE 6 -        EARNINGS PER SHARE

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

NOTE 7 -        INTEREST RATE SWAP AGREEMENTS

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company records the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company adjusts the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair value of the derivative is immediately recognized in the consolidated statement of operations. The Company recorded $70,000 of expense and $44,000 of income in the consolidated statement of operations for the change in fair value of the interest rate swap agreement for the quarters ended April 30, 2003 and 2002, respectively.

NOTE 8 -        PROPERTY TAX

The Company was involved in an administrative law proceeding involving the valuation of the three golf courses owned by the Company for property tax purposes. The Company previously accrued its property tax expense based on the valuation originally assessed for the properties. During the third quarter 2002, the court issued a final order and decision, ultimately lowering the property taxes owed for the years 1998 through 2002. Based on this ruling and the Company’s estimate of its property tax liability, the Company lowered its property tax accrual in the third quarter 2002 by $322,000. This amount was included as a reduction to general and administrative expenses. In February 2003, the Company received a refund of property taxes paid of $304,000 plus accrued interest of $104,000. These amounts were reflected in earnings in the first quarter 2003. The property tax refund of $304,000 is reflected within general and administrative expenses, and interest income of $104,000 is reflected in interest income, in the consolidated statements of operations for the six months ended April 30, 2003.

NOTE 9 -        INCOME TAXES

As a result of the jury verdict described in Note 4, the Company anticipates a taxable loss for fiscal 2003. The Company has not recognized any benefit for the six months ended April 30, 2003 related to this net operating loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of this net operating loss. The Company’s income tax expense of $696,000 in the second quarter 2003 results from its reversal of the income tax benefit previously recognized during the first quarter 2003 based on the net loss to date at that time.

NOTE 10 -       COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, except for the litigation described in Note 4, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

NOTE 11 -       RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 replaces SFAS No. 121, (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.) SFAS 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this standard on November 1, 2002 had no material impact on the Company’s consolidated financial statements.

NOTE 12 -        BUSINESS SEGMENT INFORMATION

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

All inter-company transactions between segments have been eliminated upon consolidation. Segment information as of and for the quarter and six months ended April 30, 2003 and 2002 are as follows (in thousands of dollars):

	Quarter Ended		Six Months Ended
	April 30,		April 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Resort	$9,926	$10,687	$13,390	$14,496
Real estate brokerage	3,688	3,398	7,383	6,126

	$13,614	$14,085	$20,773	$20,622

Cost of revenues:
Resort	$6,446	$6,519	$10,163	$10,113
Real estate brokerage	2,531	2,277	5,334	4,209

	$8,977	$8,796	$15,497	$14,322

Interest expense:
Resort	$558	$609	$1,122	$1,237

Depreciation and amortization expense:
Resort	$630	$631	$1,262	$1,262
Real estate brokerage	16	17	32	34

	$646	$648	$1,294	$1,296

Segment (loss) income before income taxes:
Resort	($7,483)	$1,429	($10,125)	($636)
Real estate brokerage	271	269	334	326

	($7,212)	$1,698	($9,791)	($310)

	As of	As of
	April 30, 2003	October 31, 2002
	(Unaudited)	(Audited)

Identifiable assets:
Resort	$54,542	$51,859
Real estate brokerage	2,314	2,652

	$56,856	$54,511

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

Application of Critical Accounting Policies

The Company’s accounting policies have been established to conform to accounting principles generally accepted in the United States. The preparation of financial statements in conformity with such principles requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied. This would result in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Company’s results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be critical in that they may require judgment in their application or require estimates with respect to matters that are inherently uncertain.

Revenue Recognition

Revenue from resort operations is recognized as goods are sold and services are provided and revenue from real estate brokerage is recognized when the title passes to the buyer. As a result, the Company’s revenue recognition process does not involve significant judgments or estimates.

Investment in Real Estate Assets

The Company’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful life. These assessments have a direct impact on net income. The estimated useful lives of the Company’s assets by class are as follows:

Land improvements	15 years
Buildings	39 years
Machinery and equipment	5 – 7 years

In the event that management uses inappropriate useful lives or methods for depreciation, the Company’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, both operating properties and properties held for future development, may not be recoverable. When there are indicators that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and the Company recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Company at April 30, 2003 or October 31, 2002. A projection of expected future cash flows requires management to make certain estimates. If management uses inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of real estate assets and net income of the Company.

Results of Operations for 2nd Quarter 2003 as Compared with 2nd Quarter 2002

Revenues

Revenues for the second quarter 2003 totaled $13,614,000, a 3.3% decrease from second quarter 2002 revenues. Resort revenues declined during the second quarter 2003 by $761,000, or 7.1%. Real estate brokerage revenues increased during the second quarter 2003 by $290,000, or 8.5%. The resort revenue decline is attributable to the current downturn in the United States economy and a general decline in domestic travel. Revenue changes are summarized as follows (in thousands of dollars):

	Three Months Ended
	April 30,
	2003	2002	Change	% Change

Resort
Golf	$3,339	$3,603	$(264)	(7.3)%
Rental management	2,809	3,071	(262)	(8.5)
Food and beverage	1,292	1,425	(133)	(9.3)
Inn at Harbour Town	675	811	(136)	(16.8)
Other recreation revenues	1,583	1,414	169	12.0
Other	228	363	(135)	(37.2)

	$9,926	$10,687	$(761)	(7.1)
Real estate brokerage	3,688	3,398	290	8.5

Total revenues	$13,614	$14,085	$(471)	(3.3)%

Golf revenues decreased by $264,000, or 7.3%, during the second quarter 2003 as compared with the second quarter 2002. The number of resort golf rounds played at Harbour Town Golf Links during the second quarter 2003 decreased by 199 rounds, or 2.9%, from the same period in 2002.

The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during the second quarter 2003 decreased by 4,460 rounds, or 21.2%, from the same period in 2002. This decrease was slightly offset by a $3.56, or 5.3%, increase in average resort rate paid per round in the second quarter 2003, over the second quarter 2002.

Rental management revenues decreased by $262,000, or 8.5%, during the second quarter 2003 as compared with the second quarter 2002. Total guest occupied nights during the second quarter of 2003 were 13,993 as compared to 15,983 during the second quarter of 2002. The average daily rate was $192.37 in the second quarter 2003, an increase of $8.44, or 4.6%, from the same period in 2002.

Food and beverage revenues decreased by $133,000, or 9.3%, during the second quarter 2003 as compared with the second quarter 2002. This decrease was primarily due to a $77,000, or 10.7%, decline in revenue from catering operations and a $36,000, or 18.2%, decline in revenue from golf food and beverage operations. These decreases were slightly offset by a $14,000, or 16.5%, increase in revenue from the Sea Pines Beach Club and a $10,000, or 11%, increase in revenue from the Harbour Town Bakery.

The Inn at Harbour Town revenues decreased by $136,000, or 16.8%, during the second quarter 2003 as compared with the second quarter 2002. Paid occupancy during the second quarter 2003 was 56.9% as compared to 72.2% during the second quarter 2002. The average daily rate was $200.48 in the second quarter 2003, as compared to $192.97 for the same period in 2002.

Other recreation services revenue increased by $169,000 during the second quarter 2003 as compared with the second quarter 2002. This increase is primarily the result of increased revenue from tennis operations related to the Smith/Stearns Tennis Academy. This new academy opened in 2002 at the Sea Pines Racquet Club to provide world-class tennis instruction.

Other revenues decreased by $135,000 during the second quarter 2003 as compared with the second quarter 2002. This decrease is primarily from decreased membership sales revenue related to the Sea Pines Country Club.

Real estate brokerage revenues increased by $290,000, or 8.5%, during the second quarter 2003 as compared with the second quarter 2002. This increase was primarily the result of an 8.0% increase in sales volume in the second quarter 2003, as compared with the second quarter 2002. This improvement is attributable to low mortgage interest rates and a favorable second home and real estate market.

Cost of Revenues

Cost of revenues totaled $8,977,000 in the second quarter 2003, an increase of $181,000, or 2.1%, as compared to the same period in 2002. This increase was primarily due to increased real estate brokerage revenues which had a 68.6% cost of revenues percentage, and decreased resort revenues which had a 64.9% cost of revenue percentage.

Expenses

Sales and marketing expenses remained constant at $890,000 during the second quarter 2003 as compared with the second quarter 2002.

General and administrative expenses increased by $183,000, or 12.0%, during the second quarter 2003 as compared with the second quarter 2002. This increase is the result of increases in medical claims paid by the Company’s self-funded medical plan and building repair and maintenance expenses.

Litigation expenses of $8,000,000 were accrued in April 2003 as discussed under Recent Developments.

Depreciation and amortization costs were comparable between the second quarter 2003 as compared with the same period of 2002.

Other income (expense)

Interest income was comparable between the second quarter 2003 as compared with the same period of 2002.

Interest rate swap agreement expense totaled $70,000 during the second quarter 2003. This expense is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 7 of the financial statements. The Company recorded income of $44,000 from the interest rate swap agreements during the second quarter 2002.

Interest expense decreased by $51,000, or 8.4%, during the second quarter 2003 as compared with the same period of 2002. This decrease is attributable to lower interest rates during the second quarter 2003.

Income taxes

As a result of the jury verdict described in Note 4 of the financial statements, the Company anticipates a taxable loss for fiscal 2003. The Company has not recognized any benefit for the six months ended April 30, 2003 related to this net operating loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of this net operating loss. The Company’s income tax expense of $696,000 in the second quarter 2003 results from its reversal of the income tax benefit previously recognized during first quarter 2003 based on the net loss to date at that time.

Results of Operations for First Six Months 2003 as Compared with First Six Months 2002

Revenues

Revenues for the first six months 2003 totaled $20,773,000, a 0.7% increase from the first six months 2002 revenues. Resort revenues declined during the first six months 2003 by $1,106,000, or 7.6%. Real estate brokerage revenues increased during the first six months 2003 by $1,257,000, or 20.5%. The resort revenue decline is attributable to the current downturn in the United States economy and a general decline in domestic travel.

Revenue changes are summarized as follows (in thousands of dollars):

	Six Months Ended
	April 30,
	2003	2002	Change	% Change

Resort
Golf	$5,053	$5,519	$(466)	(8.4)%
Rental management	3,315	3,671	(356)	(9.7)
Food and beverage	1,665	1,930	(265)	(13.7)
Inn at Harbour Town	984	1,136	(152)	(13.4)
Other recreation revenues	1,954	1,707	247	4.5
Other	419	533	(114)	(21.5)

	$13,390	$14,496	$(1,106)	(7.6)
Real estate brokerage	7,383	6,126	1,257	20.5

Total revenues	$20,773	$20,622	$151	0.7%

Golf revenues decreased by $466,000, or 8.4%, during the first six months 2003 as compared with the first six months 2002. The number of resort golf rounds played at Harbour Town Golf Links during the first six months 2003 decreased by 799 rounds, or 6.9%, from the same period in 2002. This decrease in rounds played was slightly offset by a $4.47, or 3.2%, increase in average resort rate paid per round in the first six months 2003, over the first six months 2002. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during the first six months 2003 decreased by 6,544 rounds, or 20.1%, from the same period in 2002. This decrease was slightly offset by a $3.08, or 5.2%, increase in average resort rate paid per round in the first six months 2003, over the first six months 2002.

Rental management revenues decreased by $356,000, or 9.7%, during the first six months 2003 as compared with the first six months 2002. Total guest occupied nights during the first six months 2003 were 17,666 as compared to 20,578 during the first six months 2002. The average daily rate was $179.41 in the first six months 2003, an increase of $9.24, or 5.4%, from the same period in 2002.

Food and beverage revenues decreased by $265,000, or 13.7%, during the first six months 2003 as compared with the first six months 2002. This decrease was primarily due to a $190,000, or 19.7%, decline in revenue from catering operations and a $48,000, or 18.1%, decline in revenue from golf food and beverage operations. These decreases were slightly offset by a $20,000, or 15.5%, increase in revenue from the Harbour Town Bakery and a $15,000, or 17.6%, increase in revenue from the Sea Pines Beach Club.

The Inn at Harbour Town revenues decreased by $152,000, or 13.4%, during the first six months 2003 as compared with the first six months 2002. Paid occupancy during the first six months 2003 was 46.3% as compared to 55.4% during the first six months 2002. The average daily rate was $174.00 in the first six months 2003, as compared to $171.53 for the same period in 2002.

Other recreation services revenue increased by $247,000 during the first six months 2003 as compared with the first six months 2002. As mentioned above, this increase is primarily the result of increased revenue from tennis operations related to the Smith/Stearns Tennis Academy. This new academy opened in 2002 at the Sea Pines Racquet Club to provide world-class tennis instruction.

Other revenues decreased by $114,000 during the first six months 2003 as compared with the first six months 2002. As mentioned above, this decrease is primarily from decreased membership sales revenue related to the Sea Pines Country Club.

Real estate brokerage revenues increased by $1,257,000, or 20.5%, during the first six months 2003 as compared with the first six months 2002. This increase was primarily the result of a 21.7% increase in sales volume in the first six months 2003, as compared with the first six months 2002. As mentioned above, this improvement is attributable to low mortgage interest rates and a favorable second home and real estate market.

Cost of Revenues

Cost of revenues totaled $15,497,000 in the first six months 2003, an increase of $1,175,000, or 8.2%, as compared to the same period in 2002. As mentioned above, this increase was primarily the result of increased real estate brokerage revenues partially offset by decreased resort revenues during the first six months 2003, as compared with the first six months 2002.

Expenses

Sales and marketing expenses increased by $145,000, or 9.3%, during the first six months 2003 as compared with the first six months 2002. This increase is the result of increased resort marketing promotions and real estate marketing during the first six months 2003.

General and administrative expenses decreased by $34,000, or 1.1%, during the first six months 2003 as compared with the first six months 2002. Excluding the effect of the property tax refund of $304,000, general and administrative expenses increased by $270,000, or 8.6%. This increase is the result of increases in medical claims paid by the Company’s self-funded medical plan and increased computer and telephone expenses in the Company’s technology group.

Litigation expenses of $8,000,000 were accrued in April 2003 as discussed in Recent Developments.

Depreciation and amortization costs were comparable between the first six months 2003 as compared with the same period of 2002.

Other income (expense)

Interest income increased by $98,000 during the first six months 2003 as compared with the same period of 2002. The Company received interest of $104,000 during the first quarter 2003 on a refund of excess property taxes paid during 1998 through 2001.

Interest rate swap agreement income totaled $24,000 during the first six months 2003. This income is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note

6 of the financial statements. The Company recorded income of $577,000 from the interest rate swap agreements during the first six months 2002.

Interest expense decreased by $115,000, or 9.3%, during the first six months 2003 as compared with the same period of 2002. This decrease is attributable to lower interest rates during the first six months 2003.

Income taxes

As a result of the jury verdict described in Note 4 of the financial statements, the Company anticipates a taxable loss for fiscal 2003. The Company has not recognized any benefit for the six months ended April 30, 2003 related to this net operating loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of this net operating loss. The Company’s income tax expense of $696,000 in the second quarter 2003 results from its reversal of the income tax benefit previously recognized during first quarter 2003 based on the net loss to date at that time.

Liquidity and Capital Resources

The Company’s financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through February has historically been the Company’s lowest resort revenue and real estate sales season, and the period from March through October has historically been the Company’s highest season.

As discussed in Recent Developments below, a jury verdict of approximately $7,800,000 has been rendered against a subsidiary of the Company. Management is currently exploring various options to meet the Company’s potential liquidity needs should the Company be unsuccessful on its post-trial motions to overturn the verdict and be required to pay the judgment during the third quarter 2003. Such options include obtaining additional credit facilities and the sale of assets. There can be no assurance that the Company would be able to obtain the required liquidity on terms satisfactory to the Company.

Cash and cash equivalents increased by $2,092,000 since October 31, 2002 and totaled approximately $5,154,000 at April 30, 2003, of which $4,550,000 was restricted. Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners. Working capital (current assets – current liabilities) decreased since October 31, 2002 by $42,019,000, resulting in a working capital deficit of $43,348,000 at April 30, 2003. This decrease in working capital is primarily due to reclassifying an additional $33,098,000 as current portion of long-term debt and the litigation accrual of $8,000,000.

Under the Company’s loan agreement with its corporate lender, the Company maintains three loan facilities: a term loan, a revolving line of credit and a seasonal line of credit. Available funds under these three loan facilities total $38,740,000, of which $35,627,000 was outstanding at April 30, 2003.

The term loan had an outstanding principal amount of $15,940,000 as of April 30, 2003 and matures on November 1, 2008. The revolving line of credit had an outstanding balance of

$18,300,000 as of April 30, 2003 and matures on November 1, 2007. The available balance under the seasonal line of credit totals $4,500,000 and is used to meet cash requirements during the Company’s off-season winter months. As of April 30, 2003, the seasonal line of credit had an outstanding balance of $1,387,000. The Seasonal Line expires on November 1, 2007.

The loan agreement contains representations and warranties which are required to be continually accurate and covenants with which the Company is required to comply. As a result of the litigation described in Note 4, the Company was, as of April 30, 2003, in breach of certain of such representations and warranties and in violation of certain of such covenants. In June 2003, the bank signed a waiver in which the bank waived retroactively to the filing of the complaint in the litigation all events of default arising under the loan agreement as a result of the litigation, including the rendering of the verdict and any judgment that may be entered thereon. The waiver is effective until June 30, 2003. Because the waiver is only until June 30, 2003, the Company has reclassified amounts owed under the loan agreement as current liabilities as of April 30, 2003. The Company is currently in the process of negotiating a commitment for the bank to provide for a new credit facility to be used for the purpose of paying any judgment which may be rendered in the litigation or depositing into escrow the amount of any such judgment in order to stop the running of post judgment interest thereon. The waiver provides that if on or before June 30, 2003, the Company accepts a loan commitment from the bank on terms mutually agreeable to the bank and the Company, the waiver shall continue until the expiration of such loan commitment It is contemplated that the new facility, if obtained, would modify the terms of the existing loan agreement to revise any representations and warranties breached or covenants violated as a result of the existence of the litigation so as to eliminate the breach or violation and to modify certain financial covenants sufficiently that the Company would expect to be able to meet their requirements during subsequent quarters. Any loan commitment would be on terms satisfactory to the bank and there can be no assurance that the Company will enter into such a commitment or as to the terms thereof. Furthermore, if the commitment is entered into, there can be no assurance that the facility contemplated thereby will close or as to the terms of any such facility. If the waiver expires without the necessary modifications to the loan agreement being made, the Company will be in default thereunder and the bank may exercise any remedies it has under the loan agreement, including accelerating the debt outstanding thereunder.

The Company has two interest rate swap agreements which effectively fix the interest rate on a $24 million notional principal amount outstanding under the loan facilities described above. An amount of $18 million has been fixed at 5.24% per annum plus a credit margin ranging from 1.40% to 1.65%, and an amount of $6 million has been fixed at 6.58% plus a credit margin ranging from 1.40% to 1.65%.

Recent Developments

On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et. al. vs. Sea Pines Company, Inc. (“Sea Pines”). The plaintiffs have also made a motion for prejudgment interest of approximately $832,000, which Sea Pines intends to contest. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community.

Sea Pines has filed post-trial motions, seeking, among other things, to overturn the verdict. A hearing on the motions has been scheduled for July 1, 2003. If Sea Pines is unsuccessful on these motions, it intends to appeal. The Company cannot predict the outcome of any of the post-trial motions or any appeal.

The Company recorded litigation expense of $8,000,000 during the second quarter as a result of the jury verdict. The corresponding litigation accrual has been recorded on the consolidated balance sheet. The accrual includes approximately $7,800,000 for the jury verdict and $200,000 for unpaid legal fees incurred through April 30, 2003.

In April 2003, the Heritage Classic Foundation (the “Foundation”), parent organization of the Heritage golf tournament, signed a contract with MCI to return as title sponsor of the Heritage golf tournament. The Company has a contract with the Foundation (which runs through 2006) that parallels the Foundation’s contract with the PGA Tour. The Company provides the tournament site and certain services necessary to the hosting of the tournament. In exchange, the Company receives a site fee and a course preparation fee to compensate for the loss of revenue resulting from the course closure and the additional expenses incurred in preparing the course for the tournament. Other financial benefits include increased pro shop apparel sales and increased lodging and catering revenue.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended April 30, 2003, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

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

On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Thomas M. DiVenere, Irwin (“Pete”) Pomranz, and Grey Point Associates, Inc., a South Carolina Corporation vs. Sea Pines Company, Inc., Sea Pines/TidePointe, Inc., and TidePointe Partners (“Sea Pines”). The case was tried in the Beaufort County, South Carolina, Court of Common Pleas. The case was instituted on November 27, 1995. The plaintiffs have also made a motion for prejudgment interest of approximately $832,000, which Sea Pines intends to contest. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community.

Sea Pines has filed post-trial motions, seeking, among other things, to overturn the verdict. A hearing on the motions has been scheduled for July 1, 2003. If Sea Pines is unsuccessful on these motions, it intends to appeal. The Company cannot predict the outcome of any of the post-trial motions or any appeal.

The Company recorded litigation expense of $8,000,000 during the second quarter as a result of the jury verdict. The corresponding litigation accrual has been recorded on the Condensed Consolidated Balance Sheet. The accrual includes approximately $7,800,000 for the jury verdict and $200,000 for unpaid legal fees incurred through April 30, 2003.

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, except as noted above, no currently pending claims and suits against the Company will have a material adverse effect on the Company.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

The Company’s loan agreement with its corporate lender contains representations and warranties which are required to be continually accurate and covenants with which the Company is required to comply. As a result of the litigation described in Note 4 to the financial statements, the Company was, as of April 30, 2003, in breach of certain of such representations and warranties and in violation of certain of such covenants. In June 2003, the bank signed a waiver in which the bank waived retroactively to the filing of the complaint in the litigation all events of default arising under the loan agreement as a result of the litigation, including the rendering of the verdict and any judgment that may be entered thereon. The waiver is effective until June 30, 2003. Because the waiver is only until June 30, 2003, the Company has reclassified amounts owed under the loan agreement as current liabilities as of April 30, 2003. The Company is currently in the process of negotiating a commitment for the bank to provide for a new credit facility to be used for the purpose of paying any judgment which may be rendered in the litigation or depositing into escrow the amount of any such judgment in order to stop the running of post judgment interest thereon. The waiver provides that if on or before June 30, 2003, the Company accepts a loan commitment from the bank on terms mutually agreeable to the bank and the Company, the waiver shall continue until the expiration of such loan commitment It is contemplated that the new facility, if obtained, would modify the terms of the existing loan agreement to revise any representations and warranties breached or covenants violated as a result of the existence of the litigation so as to eliminate the breach or violation and to modify certain financial covenants sufficiently that the Company would expect to be able to meet their requirements during subsequent quarters. Any loan commitment would be on terms satisfactory to the bank and there can be no assurance that the Company will enter into such a commitment or as to the terms thereof. Furthermore, if the commitment is entered into, there can be no assurance that the facility contemplated thereby will close or as to the terms of any such facility. If the waiver expires without the necessary modifications to the loan agreement being made, the Company will be in default thereunder and the bank may exercise any remedies it has under the loan agreement, including accelerating the debt outstanding thereunder.

Item 4.	Submission of Matters To A Vote of Security Holders

a) The Annual Meeting of Shareholders of the Company was held on March 26, 2003.

b) The following Directors of the Company were elected during the Annual Meeting:

	Affirmatives	Withheld
	Votes	Votes

John F. Bard	2,969,865	7,000
Paul B. Barringer, II	2,972,365	4,500
Norman P. Harberger	2,927,615	49,250
Michael E. Lawrence	2,964,865	12,000
Thomas C. Morton	2,947,865	29,000
Robert W. Siler, Jr.	2,972,365	4,500

The following Directors’ terms of office as Directors of the Company continued after the Annual Meeting:

Ralph L. Dupps, Jr. P.R. Easterlin, Jr. John G. McGarty John A. Norlander David E. Pardue Perry M. Parrott, Jr. Marc Puntereri Kathleen B. Speer Arthur P. Sundry Joseph F. Vercellotti

Item 5.	Other Information None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits: See attached Exhibit Index

(b) Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA PINES ASSOCIATES, INC.

Date: June 16, 2003	/s/ Michael E. Lawrence Michael E. Lawrence
Chief Executive Officer

Date: June 16, 2003	/s/ Steven P. Birdwell Steven P. Birdwell
Chief Financial Officer

CERTIFICATIONS

I, Michael E. Lawrence, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sea Pines Associates, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ Michael E. Lawrence Michael E. Lawrence Chief Executive Officer

I, Steven P. Birdwell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sea Pines Associates, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

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
with respect to the Credit Agreement in 10(c) above
(Incorporated by reference to Exhibit 10(j) to Form 10-K
filed January 17, 2003)

10(k)	Swap Transaction confirmation between Sea Pines Company,
Inc. and Wachovia Bank, N.A. dated September 30, 1998
(Incorporated by reference to Exhibit 10(s) to
Form 10-K filed January 29, 1999)

10(l)	Swap Transaction confirmation between Sea Pines Company,
Inc. and Wachovia Bank, N.A. dated May 4, 2000
(Incorporated by reference to Exhibit 10(l) to Form 10-K
filed January 17, 2003)

10(m)	License and Use Agreement dated June 30, 1998 between
Sea Pines Company, Inc. and CC-Hilton Head, Inc.
(Incorporated by reference to Exhibit 10(t) to
Form 10-K filed January 29, 1999)

10(n)	Sea Pines Associates, Inc. Director Stock Compensation
Plan (Incorporated by reference to Exhibit 4.1 to
Form S-8 filed June 18, 2001)*

10(o)	First Amendment to Sea Pines Associates, Inc. Director
Stock Compensation Plan (Incorporated by reference
to Exhibit 4.2 to Form S-8 filed June 18, 2001)*

Exhibit No.

10(p)	Sea Pines Associates, Inc. Deferred Issuance Stock Plan
(Incorporated by reference to Exhibit 4.3 to Form S-8
filed June 18, 2001)*

10(q)	Waiver with respect to the Credit Agreement in 10(c) above

99.1	Safe Harbor Disclosure

99.2 (a)	Certification of Chief Executive Officer

99.2 (b)	Certification of Chief Financial Officer

*	Management Contract or Compensatory Plan or Arrangement