Form 10-Q
period 2003-07-31
SEA PINES ASSOCIATES INC
filed 2003-09-12
CIK 846926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2003

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________to __________

Commission File Number 0-17517

SEA PINES ASSOCIATES, INC.

(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-0845789 (I.R.S. Employer Identification No.)

32 Greenwood Drive, Hilton Head Island, South Carolina (Address of principal executive offices)	29928 (Zip Code)

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

Yes   ☐        No   ☒

The number of shares outstanding of the registrant’s common stock as of July 31, 2003 was 3,587,400.

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

Item 1. Financial Statements

Sea Pines Associates, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	July 31,	October 31,
	2003	2002
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents:
Unrestricted	$546	$574
Restricted	3,656	2,488

	4,202	3,062
Accounts receivable, less allowance for doubtful accounts of $31 and $115 at July 31, 2003 and October 31, 2002, respectively	941	1,290
Current portion of notes receivable	93	88
Income tax receivable	54	217
Inventories	845	859
Prepaid expenses	595	378

Total current assets	6,730	5,894

Notes receivable, less current portion	931	1,002
Deferred loan fees, net	232	139
Other assets, net	60	60

	1,223	1,201
Real estate assets:
Operating properties, net	43,225	44,197
Properties held for future development	3,186	3,219

	46,411	47,416

Total assets	$54,364	$54,511

Note:	The condensed consolidated balance sheet at October 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	July 31,	October 31,
	2003	2002
	(Unaudited)	(Note)

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,444	$3,298
Accrued litigation	8,129	—
Advance deposits	3,588	2,410
Current portion of deferred revenue and other long-term liabilities	287	373
Current portion of long-term debt	1,186	1,142

Total current liabilities	16,634	7,223

Long-term debt, less current portion	31,983	32,398
Interest rate swap agreement	1,897	2,277
Deferred revenue and other long-term liabilities	618	793
Trust preferred securities	2,480	2,480

Total liabilities	53,612	45,171

Commitments and contingencies
Shareholders’ equity:
Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at July 31, 2003 and October 31, 2002, respectively (liquidation preference of $1,679 at July 31, 2003 and October 31, 2002, respectively)	1,294	1,294
Series B junior cumulative preferred stock, no par value, 20,000 shares authorized; none issued or outstanding	—	—
Common stock, 23,000,000 shares authorized; no par value; 3,587,400 and 3,573,400 shares issued and outstanding at July 31, 2003 and October 31, 2002, respectively	7,916	7,759
Unearned stock compensation	(286)	(235)
Retained (deficit) earnings	(8,172)	522

Total shareholders’ equity	752	9,340

Total liabilities and shareholders’ equity	$54,364	$54,511

Note:	The condensed consolidated balance sheet at October 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2003	2002	2003	2002

Revenues	$17,545	$18,038	$38,318	$38,660
Costs and expenses:
Cost of revenues	12,659	12,593	28,156	26,916
Sales and marketing expenses	825	677	2,535	2,242
General and administrative expenses	1,594	1,512	4,711	4,663
Litigation expenses	450	—	8,450	—
Depreciation and amortization	645	647	1,939	1,943

	16,173	15,429	45,791	35,764

Income (loss) from operations	1,372	2,609	(7,473)	2,896
Other income (expenses):
Gain on sale of assets, net	58	—	54	4
Interest income	25	30	181	88
Interest rate swap agreement	356	(563)	380	14
Interest expense, net of amounts capitalized	(554)	(588)	(1,676)	(1,824)

	(115)	(1,121)	(1,061)	(1,718)

Income (loss) before income taxes	1,257	1,488	(8,534)	1,178
(Provision) benefit from income taxes	—	(793)	—	(468)

Net income (loss)	1,257	695	(8,534)	710
Preferred stock dividend requirements	(40)	(40)	(120)	(120)

Net income (loss) attributable to common stock	$1,217	$655	($8,654)	$590

Net income (loss) per share of common stock, basic and diluted	$0.34	$0.18	($2.42)	$0.17

Weighted average shares outstanding	3,585	3,561	3,577	3,566

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	July 31,
	2003	2002

Cash flows from operating activities:
Net (loss) income	($8,534)	$710
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,939	1,943
Allowance for doubtful accounts	(84)	92
Gain on sale of asset	(54)	(4)
Amortization of stock compensation	106	90
Interest rate swap agreement	(380)	(14)
Changes in current assets and liabilities:
Restricted cash	(1,168)	(2,791)
Accounts and notes receivable	499	323
Inventories	14	30
Prepaid expenses	(217)	(244)
Accounts payable and accrued expenses	106	20
Accrued litigation	8,129	—
Advance deposits	1,178	2,807
Deferred revenue	(261)	(93)
Income tax receivable/payable	163	923

Net cash provided by operating activities	1,436	3,792

Cash flows from investing activities:
Proceeds from sale of assets	103	4
Capital expenditures and property acquisitions	(952)	(249)

Net cash used in investing activities	(849)	(245)

Cash flows from financing activities:
Payment of deferred loan fees	(124)	(11)
Principal repayments of debt	(371)	(3,279)
Preferred stock dividends paid	(120)	(120)

Net cash used in financing activities	(615)	(3,410)

Net (decrease) increase in unrestricted cash and cash equivalents	(28)	137
Unrestricted cash and cash equivalents at beginning of period	574	360

Unrestricted cash and cash equivalents at end of period	$546	$497

See accompanying notes.

SEA PINES ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Sea Pines Associates, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2002 have been reclassified to conform with the quarter ended July 31, 2003 presentation. Operating results for the nine-month period ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2002.

The Company’s financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through February has historically been the Company’s lowest resort revenue and real estate sales season, and the period from March through October has historically been the Company’s highest season.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands of dollars):

	July 31,	October 31,
	2003	2002

Merchandise	$638	$667
Supplies, parts and accessories	35	35
Food and beverage	130	115
Other	42	42

	$845	$859

NOTE 3 - REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):

	July 31,	October 31,
	2003	2002

Land and improvements	$26,802	$26,487
Buildings	23,491	23,265
Machinery and equipment	11,917	11,642

	62,210	61,394
Less accumulated depreciation	(18,985)	(17,197)

	$43,225	$44,197

Properties held for future development of $3,186,000 and $3,219,000 at July 31, 2003 and October 31, 2002, respectively, consist primarily of land and certain future development rights.

NOTE 4 - LITIGATION

On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et. al. vs. Sea Pines Company, Inc. (“Sea Pines”). The plaintiffs have also made a motion for prejudgment interest of approximately $1,584,000, which Sea Pines is contesting. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community.

Sea Pines has filed post-trial motions, seeking, among other things, to overturn the verdict. A hearing on the motions was held on July 1, 2003. If Sea Pines is unsuccessful on these motions, it intends to appeal. The Company cannot predict the outcome of any of the post-trial motions or any appeal.

Litigation expense of $8,000,000 was recorded during the second quarter as a result of the jury verdict. The Company recorded an additional litigation expense of $450,000 during the third quarter. The accrual as of July 31, 2003 includes approximately $7,789,000 for the jury verdict, $275,000 for accrued post-judgment interest through July 31, 2003, and an estimate of legal fees incurred.

On September 8, 2003, the Company deposited $8,177,109 with the Beaufort County Court of Common Pleas in order to stop the running of post-judgment interest and to act as an appeal bond should there be an appeal. These funds are being held in an interest-bearing escrow account pending resolution of the legal proceedings.

NOTE 5 - LONG-TERM DEBT AND LINE OF CREDIT AGREEMENTS

Long-term debt consists of the following (in thousands of dollars):

	July 31,	October 31,
	2003	2002

Term loan payable to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (1.12% at July 31, 2003), plus 1.40% to 1.85%, collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $190,333 in 2003 to $276,667 in 2008. Interest is payable monthly. The loan matures November 1, 2008.	$15,369	$15,940
$18.3 million revolving line of credit to bank, bearing interest at various London Interbank Offered Rates (LIBOR) (1.12% at July 31, 2003), plus 1.40% to 1.85% collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures November 1, 2007.	17,800	17,600

	33,169	33,540
Less current portion of long-term debt	(1,186)	(1,142)

Total long-term debt	$31,983	$32,398

The master credit agreement relating to the debt described above contains provisions and covenants which impose certain restrictions on the use of the Company’s assets, including limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The master credit agreement also contains representations and warranties which are required to be maintained and covenants with which the Company is required to comply. As a result of the litigation described in Note 4, the Company was, as of April 30, 2003, in breach of certain of such representations and warranties and in violation of certain of such covenants. In June 2003, the bank signed a waiver in which the bank waived retroactively to the filing of the complaint in the litigation all events of default arising under the loan agreement as a result of the litigation, including the rendering of the verdict and any judgment that may be entered thereon.

In July 2003, the Company completed a modification to its master credit agreement. The modification included revisions to certain loan covenants and representations and waived certain loan covenants for the year ending October 31, 2003.

The modification provided for a Judgment Loan Facility (the “Judgment Loan”) in the amount of up to $8,000,000. This loan facility may only be used to pay for expenses related to the litigation described in Note 4. Interest on the facility is payable monthly at various London Interbank Offered Rates (LIBOR) plus 2.35%. Borrowings under the Judgment Loan are collateralized by substantially all assets of the Company. If amounts advanced under the Judgment Loan are $4,000,000 or more, the Company will be required to cease the payment of dividends on its preferred stock (except the previously declared dividends are scheduled to be paid on October 15, 2003) and interest on its junior subordinated debentures. The facility matures on July 30, 2005. As of July 31, 2003, the Judgment Loan had no outstanding balance. On September 8, 2003, $8,000,000 was drawn on the loan facility and that amount was part of the $8,177,109 in funds that were deposited with the Beaufort County Court of Common Pleas (see Note 4).

In addition to the term loan, the revolving line of credit and the Judgment Loan, the master credit agreement includes a $4,500,000 seasonal line of credit (the “Seasonal Line”). Interest is payable monthly at LIBOR plus 1.50%. The Seasonal Line expires on November 1, 2007. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of July 31, 2003 and October 31, 2002, the Seasonal Line had no outstanding balance.

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

NOTE 7 - INTEREST RATE SWAP AGREEMENTS

In accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company records the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company adjusts the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair value of the derivative is immediately recognized in the consolidated statement of operations. The Company recorded $356,000 of income and $563,000 of expense in the consolidated statement of operations for the change in fair value of the interest rate swap agreement for the quarters ended July 31, 2003 and 2002, respectively.

NOTE 8 - PROPERTY TAX

The Company was involved in an administrative law proceeding involving the valuation of the three golf courses owned by the Company for property tax purposes. The Company previously accrued its property tax expense based on the valuation originally assessed for the properties. During the third quarter 2002, the court issued a final order and decision, ultimately lowering the property taxes owed for the years 1998 through 2002. Based on this ruling and the Company’s estimate of its property tax liability, the Company lowered its property tax accrual in the third quarter 2002 by $322,000. This amount was included as a reduction to general and administrative expenses. In February 2003, the Company received a refund of property taxes paid of $304,000 plus accrued interest of $104,000. These amounts were reflected in earnings in the first quarter 2003. The property tax refund of $304,000 is reflected within general and administrative expenses, and interest income of $104,000 is reflected in interest income, in the consolidated statements of operations for the nine months ended July 31, 2003.

NOTE 9 - INCOME TAXES

As a result of the jury verdict described in Note 4, the Company anticipates a taxable loss for fiscal 2003. The Company has not recognized any benefit for the nine months ended July 31, 2003 related to this net operating loss since the utilization of this net operating loss will depend on the amounts of taxable income generated in future periods, and those amounts are not predictable at this time.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, except for the litigation described in Note 4, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of this standard on November 1, 2002 had no material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund

Requirements.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions,” for classification as an extraordinary item will be reclassified. The Company adopted SFAS 145 as of November 1, 2002, and adoption of SFAS 145 did not have any impact on the Company’s financial position, results of operations or disclosures.

In July 2002, the FASB issued SFAS 146, “Accounting for the Cost Associated with Exit or Disposal Activities.” This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will apply this accounting standard for all exit or disposal activities initiated after December 31, 2002; there has been no impact on the Company’s financial statements through July 31, 2003.

In November 2002, the FASB issued FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 currently requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, as of December 31, 2002, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. The adoption of FIN 45 did not have any impact on the Company’s financial position, results of operations or disclosures.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation,” to currently require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Adoption of SFAS 148 did not have any impact on the Company’s financial position, results of operations or disclosures.

In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. There has been no impact on the Company’s financial position or results of operations for the first six months of 2003 under FIN 46. The Company is in the process of evaluating FIN 46, and its prospective impact on the financial position and results of operations, for variable interest entities created or acquired prior to February 1, 2003. The Company does not anticipate the adoption of FIN 46 to have any significant impact to the Company’s financial position, results of operations or disclosures.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 should be applied prospectively. The Company does not expect the application of SFAS 149 to have a significant impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the application of SFAS 150 to have a significant impact on its financial position or results of operations.

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

All inter-company transactions between segments have been eliminated upon consolidation. Segment information as of and for the quarter and nine months ended July 31, 2003 and 2002 are as follows (in thousands of dollars):

	Quarter Ended		Nine Months Ended
	July 31,		July 31,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Resort	$11,730	$12,348	$25,120	$26,844
Real estate brokerage	5,815	5,690	13,198	11,816

	$17,545	$18,038	$38,318	$38,660

Cost of revenues:
Resort	$8,368	$8,520	$18,531	$18,633
Real estate brokerage	4,291	4,073	9,625	8,283

	$12,659	$12,593	$28,156	$26,916

Interest expense:
Resort	$(554)	$(588)	$(1,676)	$(1,824)

Depreciation and amortization expense:
Resort	$624	$630	$1,885	$1,892
Real estate brokerage	21	17	54	51

	$645	$647	$1,939	$1,943

Segment (loss) income before income taxes:
Resort	$656	$731	($9,469)	$95
Real estate brokerage	601	757	935	1,083

	$1,257	$1,488	($8,534)	$1,178

	As of	As of
	July 31,	October 31,
	2003	2002
	(Unaudited)	(Audited)

Identifiable assets:
Resort	$51,891	$51,859
Real estate brokerage	2,473	2,652

	$54,364	$54,511

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, both operating properties and properties held for future development, may not be recoverable. When there are indicators that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and the Company recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Company at July 31, 2003 or October 31, 2002. A projection of expected future cash flows requires management to make certain estimates. If management uses inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of real estate assets and net income of the Company.

Results of Operations for 3rd Quarter 2003 as Compared with 3rd Quarter 2002

Revenues

Revenues for the third quarter 2003 totaled $17,545,000, a 2.7% decrease from third quarter 2002 revenues. Resort revenues declined during the third quarter 2003 by $618,000, or 5.0%. Real estate brokerage revenues increased during the third quarter 2003 by $125,000, or 2.2%. The resort revenue decline is attributable to the current downturn in the United States economy and a general decline in domestic travel. Revenue changes are summarized as follows (in thousands of dollars):

	Three Months Ended
	July 31,
	2003	2002	Change	% Change

Resort
Golf	$3,402	$3,600	$(198)	(5.5)%
Rental management	4,776	5,379	(603)	(11.2)
Food and beverage	1,537	1,439	98	6.8
Inn at Harbour Town	702	867	(165)	(19.0)
Other recreation revenues	980	864	116	13.4
Other	333	199	134	67.3

	$11,730	$12,348	$(618)	(5.0)
Real estate brokerage	5,815	5,690	125	2.2

Total revenues	$17,545	$18,038	$(493)	(2.7)%

Golf revenues decreased by $198,000, or 5.5%, during the third quarter 2003 as compared with the third quarter 2002. The number of resort golf rounds played at Harbour Town Golf Links during the third quarter 2003 decreased by 1,098 rounds, or 14%, from the same period in 2002. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during the third quarter 2003 decreased by 1,822 rounds, or 9%, from the same period in 2002. This decrease was slightly offset by a $1.82, or 3%, increase in average resort rate paid per round in the third quarter 2003, over the third quarter 2002.

Rental management revenues decreased by $603,000, or 11.2%, during the third quarter 2003 as compared with the third quarter 2002. Total guest occupied nights during the third quarter of 2003 were 18,833 as compared to 20,762 during the third quarter of 2002. The average daily rate was $244.11 in the third quarter 2003, a decrease of $6.49, or 2.6%, from the same period in 2002.

Food and beverage revenues increased by $98,000, or 6.8%, during the third quarter 2003 as compared with the third quarter 2002. This increase was primarily due to a $228,000, or 56.7%, increase in revenue from the Sea Pines Beach Club. This increase was offset by a $130,000, or 27.6%, decline in revenue from catering operations.

The Inn at Harbour Town revenues decreased by $165,000, or 19.0%, during the third quarter 2003 as compared with the third quarter 2002. Paid occupancy during the third quarter 2003 was 61.9% as compared to 74.9% during the third quarter 2002. The average daily rate was $189.98 in the third quarter 2003, as compared to $200.87 for the same period in 2002.

Other recreation services revenue increased by $116,000, or 13.4%, during the third quarter 2003 as compared with the third quarter 2002. This increase is primarily the result of increased revenue from tennis operations related to the Smith/Stearns Tennis Academy. This new academy opened in 2002 at the Sea Pines Racquet Club to provide world-class tennis instruction.

Other revenues increased by $134,000, or 67.3%, during the third quarter 2003 as compared with the third quarter 2002. This increase is primarily due to the sale of Company-owned memberships in the Sea Pines Country Club.

Real estate brokerage revenues increased by $125,000, or 2.2%, during the third quarter 2003 as compared with the third quarter 2002. This increase was primarily the result of a 5.6% increase in sales volume in the third quarter 2003, as compared with the third quarter 2002. This improvement is attributable to low mortgage interest rates and a favorable second home and real estate market.

Cost of Revenues

Cost of revenues totaled $12,659,000 in the third quarter 2003, an increase of $66,000 as compared to the same period in 2002. This increase was primarily due to increased real estate brokerage revenues which had a 73.8% cost of revenues percentage, and decreased resort revenues which had a 71.3% cost of revenues percentage.

Expenses

Sales and marketing expenses totaled $825,000 in the third quarter 2003, an increase of $148,000, or 21.9%, as compared to the same period in 2002. This increase was primarily due to increased real estate marketing costs and conference sales costs.

General and administrative expenses increased by $82,000, or 5.4%, during the third quarter 2003 as compared with the third quarter 2002. This increase is primarily the result of an adjustment that reduced property tax expense by $322,000 during the third quarter 2002 as discussed in Note 8 of the financial statements. The property tax increase was offset by reduced bad debt expense and employee benefit costs during the third quarter 2003 as compared with the same period of 2002.

Litigation expenses of $450,000 were accrued in third quarter 2003 as discussed in Note 4 of the financial statements.

Depreciation and amortization costs were comparable between the third quarter 2003 as compared with the same period of 2002.

Other income (expense)

Interest income was $25,000 for the third quarter 2003 as compared with $30,000 for the same period of 2002.

Interest rate swap agreement income totaled $356,000 during the third quarter 2003. This income is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 7 of the financial statements. The Company recorded expense of $563,000 from the interest rate swap agreements during the third quarter 2002.

Interest expense decreased by $34,000, or 5.8%, during the third quarter 2003 as compared with the same period of 2002. This decrease is attributable to lower interest rates during the third quarter 2003.

Income taxes

As a result of the jury verdict described in Note 4 of the financial statements, the Company anticipates a taxable loss for fiscal 2003. The Company has not recognized any benefit for the quarter ended July 31, 2003 related to this net operating loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of this net operating loss.

Results of Operations for First Nine Months 2003 as Compared with First Nine Months 2002

Revenues

Revenues for the first nine months 2003 totaled $38,318,000, a 0.9% decrease from the first nine months 2002 revenues. Resort revenues declined during the first nine months 2003 by $1,724,000, or 6.5%. Real estate brokerage revenues increased during the first nine months 2003 by $1,382,000, or 11.7%. The resort revenue decline is attributable to the current downturn in the United States economy and a general decline in domestic travel.

Revenue changes are summarized as follows (in thousands of dollars):

	Nine Months Ended
	July 31,
	2003	2002	Change	% Change

Resort
Golf	$8,455	$9,119	$(664)	(7.3)%
Rental management	8,091	9,050	(959)	(10.6)
Food and beverage	3,202	3,369	(167)	(5.0)
Inn at Harbour Town	1,686	2,003	(317)	(15.8)
Other recreation revenues	2,934	2,570	364	14.2
Other	752	733	19	(2.6)

	$25,120	$26,844	$(1,724)	(6.5)
Real estate brokerage	13,198	11,816	1,382	11.7

Total revenues	$38,318	$38,660	$(342)	(0.9)%

Golf revenues decreased by $664,000, or 7.3%, during the first nine months 2003 as compared with the first nine months 2002. The number of resort golf rounds played at Harbour Town Golf Links during the first nine months 2003 decreased by 1,877 rounds, or 9.9%, from the same period in 2002. This decrease in rounds played was slightly offset by a $4.32, or 3.0%, increase in average resort rate paid per round in the first nine months 2003, over the first nine months 2002. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during the first nine months 2003 decreased by 8,366 rounds, or 15.8%, from the same period in 2002. This decrease was slightly offset by a $2.58, or 4.4%, increase in average resort rate paid per round in the first nine months 2003, over the first nine months 2002.

Rental management revenues decreased by $959,000, or 10.6%, during the first nine months 2003 as compared with the first nine months 2002. Total guest occupied nights during the first nine months 2003 were 36,499 as compared to 41,340 during the first nine months 2002. The average daily rate was $212.79 in the first nine months 2003, an increase of $2.23, or 1.1%, from the same period in 2002.

Food and beverage revenues decreased by $167,000, or 5.0%, during the first nine months 2003 as compared with the first nine months 2002. This decrease was primarily due to a $357,000, or 22.9%, decline in revenue from catering operations and a $57,000, or 13.4%, decline in revenue from golf food and beverage operations. These decreases were offset by a $237,000, or 48.8%, increase in revenue from the Sea Pines Beach Club.

The Inn at Harbour Town revenues decreased by $317,000, or 15.8%, during the first nine months 2003 as compared with the first nine months 2002. Paid occupancy during the first nine months 2003 was 51.6% as compared to 62.0% during the first nine months 2002. The average daily rate was $186.04 in the first nine months 2003, as compared to $188.42 for the same period in 2002.

Other recreation services revenue increased by $364,000, or 14.2%, during the first nine months 2003 as compared with the first nine months 2002. As mentioned above, this increase is primarily the result of increased revenue from tennis operations related to the Smith/Stearns Tennis Academy. This new academy opened in 2002 at the Sea Pines Racquet Club to provide world-class tennis instruction.

Real estate brokerage revenues increased by $1,382,000, or 11.7%, during the first nine months 2003 as compared with the first nine months 2002. This increase was primarily the result of a 13.9% increase in sales volume in the first nine months 2003, as compared with the first nine months 2002. As mentioned above, this improvement is attributable to low mortgage interest rates and a favorable second home and real estate market.

Cost of Revenues

Cost of revenues totaled $28,156,000 in the first nine months 2003, an increase of $1,240,000, or 4.6%, as compared to the same period in 2002. As mentioned above, this increase was primarily the result of increased real estate brokerage revenues which have a slightly higher cost of revenues percentage than resort revenues.

Expenses

Sales and marketing expenses increased by $293,000, or 13.1%, during the first nine months 2003 as compared with the first nine months 2002. This increase is the result of increased real estate marketing and resort marketing promotions during the first nine months 2003.

General and administrative expenses increased by $48,000, or 1.0%, during the first nine months 2003 as compared with the first nine months 2002. This increase is the result of a $139,000 increase in medical claims paid by the Company’s self-funded medical plan, $93,000 increase in insurance expenses and a $46,000 increase in bank service fees. These increases were offset by a $115,000 decrease in bad debt expense, $56,000 decrease in property tax expense and a $62,000 decrease in employee benefit costs.

Litigation expenses totaling $8,450,000 were accrued during the first nine months as discussed in Note 4 of the financial statements.

Depreciation and amortization costs were comparable between the first nine months 2003 as compared with the same period of 2002.

Other income (expense)

Interest income increased by $93,000 during the first nine months 2003 as compared with the same period of 2002. The Company received interest of $104,000 during the first quarter 2003 on a refund of excess property taxes paid during 1998 through 2001.

Interest rate swap agreement income totaled $380,000 during the first nine months 2003. This income is attributable to changes in the fair value of the interest rate swap agreements as discussed in Note 7 of the financial statements. The Company recorded income of $14,000 from the interest rate swap agreements during the first nine months 2002.

Interest expense decreased by $148,000, or 8.1%, during the first nine months 2003 as compared with the same period of 2002. This decrease is attributable to lower interest rates during the first nine months 2003.

Income taxes

As a result of the jury verdict described in Note 4 of the financial statements, the Company anticipates a taxable loss for fiscal 2003. The Company has not recognized any benefit for the nine months ended July 31, 2003 related to this net operating loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of this net operating loss.

Financial Condition, Liquidity and Capital Resources

The Company’s financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through February has historically been the Company’s lower resort revenue and real estate sales season, and the period from March through October has historically been the Company’s higher season.

Cash and cash equivalents increased by $1,140,000 since October 31, 2002 and totaled approximately $4,202,000 at July 31, 2003, of which $3,656,000 was restricted. Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners. Working capital (current assets – current liabilities) decreased since October 31, 2002 by $8,575,000, resulting in a working capital deficit of $9,904,000 at July 31, 2003. This decrease in working capital is primarily due to the litigation accrual of $8,129,000.

In July 2003, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification included revisions to certain loan covenants and representations and waived certain loan covenants for the year ending October 31, 2003.

The modification also provided for a Judgment Loan Facility (the “Judgment Loan”) in the amount of up to $8,000,000. This loan facility may only be used to pay for expenses related to the litigation described in Note 4 of the financial statements. Interest on the facility is payable monthly at various London Interbank Offered Rates (LIBOR) plus 2.35% collateralized by substantially all assets of the Company. The facility matures on July 30, 2005. As of July 31, 2003, the Judgment Loan had no outstanding balance. On September 8, 2003, $8,000,000 was drawn on the loan facility and that amount was part of the $8,177,109 in funds that were deposited with the Beaufort County Court of Common Pleas.

Under the Company’s master credit agreement with its corporate lender, the Company maintains four loan facilities: a term loan, a revolving line of credit, the Judgment Loan and a seasonal line of credit. Available funds under these four loan facilities total $46,169,000, of which $33,169,000 was outstanding at July 31, 2003.

The term loan had an outstanding principal amount of $15,369,000 as of July 31, 2003 and matures on November 1, 2008. The revolving line of credit had an outstanding balance of $17,800,000 as of July 31, 2003 and matures on November 1, 2007. The Judgment Loan had no outstanding balance on July 31, 2003 and matures on July 30, 2005. The available balance under the seasonal line of credit totals $4,500,000 and is used to meet cash requirements during the Company’s off-season winter months. As of July 31, 2003, the seasonal line of credit had no outstanding balance. The seasonal line of credit expires on November 1, 2007.

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

Recent Developments

On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et. al. vs. Sea Pines Company, Inc. (“Sea Pines”). The plaintiffs have also made a motion for prejudgment interest of approximately $1,584,000, which Sea Pines is contesting. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community.

Sea Pines has filed post-trial motions, seeking, among other things, to overturn the verdict. A hearing on the motions was held on July 1, 2003. If Sea Pines is unsuccessful on these motions, it intends to appeal. The Company cannot predict the outcome of any of the post-trial motions or any appeal.

Litigation expense of $8,000,000 was recorded during the second quarter as a result of the jury verdict. The Company recorded additional litigation expense of $450,000 during the third quarter. The accrual includes approximately $7,789,000 for the jury verdict, $275,000 for accrued post-judgment interest on the jury verdict through July 31, 2003, and an estimate of legal fees incurred.

On September 8, 2003, the Company deposited $8,177,109 with the Beaufort County Court of Common Pleas in order to stop the running of post-judgment interest and to act as an appeal bond should there be an appeal. These funds are being held in an interest-bearing escrow account, pending resolution of the legal proceedings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended July 31, 2003, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2002.

Item 4. Controls and Procedures

As of July 31, 2003, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15-(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2003 the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2003 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Thomas M. DiVenere, Irwin (“Pete”) Pomranz, and Grey Point Associates, Inc., a South Carolina Corporation vs. Sea Pines Company, Inc., Sea Pines/TidePointe, Inc., and TidePointe Partners (“Sea Pines”). The case was tried in the Beaufort County, South Carolina, Court of Common Pleas. The case was instituted on November 27, 1995. The plaintiffs have also made a motion for prejudgment interest of approximately $1,584,000, which Sea Pines intends to contest. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community.

Sea Pines has filed post-trial motions, seeking, among other things, to overturn the verdict. A hearing on the motions was held July 1, 2003. If Sea Pines is unsuccessful on these motions, it intends to appeal. The Company cannot predict the outcome of any of the post-trial motions or any appeal.

Litigation expense of $8,000,000 was recorded during the second quarter as a result of the jury verdict. The Company recorded additional litigation expense of $450,000 during the third quarter. The accrual includes approximately $7,789,000 for the jury verdict, $275,000 for accrued post-judgment interest on the jury verdict through July 31, 2003, and an estimate of legal fees incurred.

On September 8, 2003, the Company deposited $8,177,109 with the Beaufort County Court of Common Pleas in order to stop the running of post-judgment interest and to act as an appeal bond should there be an appeal. These funds are being held in an interest-bearing escrow account, pending resolution of the legal proceedings.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters To A Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: See attached Exhibit Index

(b)	Reports on Form 8-K were filed during the quarter ending July 31, 2003. The items reported, any financial statements filed, and the dates of any such reports are listed below.

(i) Sea Pines Associates, Inc., current report on Form 8-K filed on May 2, 2003, reporting as an exhibit under Item 5 the Company’s disclosure of a jury verdict rendered against a wholly owned subsidiary of Sea Pines Associates, Inc. in Grey Point Associates, et. al. vs. Sea Pines Company, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA PINES ASSOCIATES, INC.

Date: September 12, 2003	/s/Michael E. Lawrence

Michael E. Lawrence
Chief Executive Officer

Date: September 12, 2003	/s/Steven P. Birdwell

Steven P. Birdwell
Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.

3(a)	Articles of Incorporation of Registrant, as Amended (Incorporated by reference to Exhibit 3(a) to Form 10-K filed January 29, 2001)

3(b)	Amended Bylaws of Registrant as revised September 30, 2002 (Incorporated by reference to Exhibit 3(b) to Form 10-K filed January 17, 2003)

4(a)	Second Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and Wachovia Bank, N.A. dated as of August 5, 2003 (Incorporated by reference to Form 8-A/A filed August 5, 2003)

4(b)	Amended and Restated Trust Agreement dated February 1, 2000 by Sea Pines Associates, Inc. (Incorporated by reference to Exhibit 4(f) to Form 10-Q filed June 14, 2000)

4(c)	Junior Subordinated Indenture dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(d) to Form 10-Q filed June 14, 2000)

4(d)	Guarantee Agreement dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(e) to Form 10-Q filed June 14, 2000)

Exhibit No.

10(a)	Adjustable Rate Promissory Note between Sea Pines Company, Inc. and Carolina Center Building Corp. dated October 31, 1996 (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1997)

10(b)	Mortgage Assignment and Security Agreement between Sea Pines Company, Inc. and Carolina Center Building Corp. dated October 31, 1996 (Incorporated by reference to Exhibit 10(u) to Form 10-K filed January 29, 1997)

10(c)	Amended and Restated Master Credit Agreement dated as of October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(c) to Form 10-K filed January 17, 2003)

10(d)	Second Amended and Restated Term Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(d) to Form 10-K filed January 17, 2003)

10(e)	Second Amended and Restated Revolving Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(e) to Form 10-K filed January 17, 2003)

10(f)	Second Amended and Restated Seasonal Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(f) to Form 10-K filed January 17, 2003)

10(g)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(g) to Form 10-K filed January 17, 2003)

Exhibit No.

10(h)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(h) to Form 10-K filed January 17, 2003)

10(i)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(i) to Form 10-K filed January 17, 2003)

10(j)	Second Master Amendment to Collateral Assignments dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(j) to Form 10-K filed January 17, 2003)

10(k)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated September 30, 1998 (Incorporated by reference to Exhibit 10(s) to Form 10-K filed January 29, 1999)

10(l)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated May 4, 2000 (Incorporated by reference to Exhibit 10(l) to Form 10-K filed January 17, 2003)

10(m)	License and Use Agreement dated June 30, 1998 between Sea Pines Company, Inc. and CC-Hilton Head, Inc. (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1999)

10(n)	Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.1 to Form S-8 filed June 18, 2001)*

10(o)	First Amendment to Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.2 to Form S-8 filed June 18, 2001)*

Exhibit No.

10(p)	Sea Pines Associates, Inc. Deferred Issuance Stock Plan (Incorporated by reference to Exhibit 4.3 to Form S-8 filed June 18, 2001)*

10(q)	Waiver with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(q) to Form 10-Q filed July 16, 2003)

10(r)	First Modification and Waiver Agreement to the Amended and Restated Master Credit Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with Respect to the Credit Agreement in 10(c) above

10(s)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(g) above

10(t)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(h) above

10(u)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(i) above

10(v)	Judgment Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the First Modification and Waiver Agreement in 10(r) above

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32(a)	Section 1350 Certification of Chief Executive Officer

32(b)	Section 1350 Certification of Chief Financial Officer

99.1	Safe Harbor Disclosure

*	Management Contract or Compensatory Plan or Arrangement