Form 10-K
period 2003-10-31
SEA PINES ASSOCIATES INC
filed 2004-01-28
CIK 846926

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

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

      The number of shares outstanding of the registrant’s common stock as of December 31, 2003 was 3,587,400.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

Item 1. Business.

      (a)       General Development of Business. Sea Pines Associates, Inc. was incorporated under South Carolina law on May 4, 1987. As used in this report on Form 10-K, except where the context otherwise indicates, “Company” means Sea Pines Associates, Inc. and its subsidiaries. The Company was principally organized to acquire, own and operate certain resort assets located in Sea Pines, a 5,300-acre master planned resort community on Hilton Head Island, South Carolina.

      Subsidiaries of the Company include Sea Pines Company, Inc. (“SPC”), Sea Pines Real Estate Company, Inc. (“SPREC”), Sea Pines Associates Trust I, and Fifth Golf Course Club, Inc., all of which are wholly-owned.

      SPC is a full-service resort, which owns and operates The Inn at Harbour Town, three golf courses, tennis and various other recreational facilities, home and villa rental management operations, conference facilities, and food and beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate on Hilton Head Island and its neighboring communities. Fifth Golf Course Club, Inc. owns certain acreage which could be used for outdoor recreational purposes. Sea Pines Associates Trust I (the “Trust) holds certain Company debentures. Interest on the debentures is used by the Trust to pay interest on the trust preferred securities issued by the Trust.

      (b)       Financial Information Relating to Industry Segments. See Note 16 to the consolidated financial statements contained elsewhere herein for business segment information.

      (c)       Narrative Description of Business. The Company’s operations were conducted primarily in two reportable business segments for the year ended October 31, 2003. These segments are organized by the type of operations: (1) resort operations, including home and villa rental management operations, a 60-room inn, golf course operations, conference facilities, food and beverage operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head Island, South Carolina area.

                1.      Resort Operations. Resort operations, excluding cost reimbursements revenues, consist primarily of the operation of three resort golf courses, a racquet club facility, home and villa rental management operations, a 60-room inn, conference facilities, retail outlets, food service operations and other recreational facilities. For fiscal year 2003, resort operations accounted for approximately $33,586,000 (59%) of the Company’s total revenues, with golf and tennis activity revenues representing $15,220,000 (27%) and home and villa rental management operations revenues representing $10,629,000 (19%). For fiscal year 2002, resort operations accounted for approximately $34,892,000 (64%) of the Company’s total revenues, with golf and tennis activities responsible for revenues of approximately $15,284,000 (28%) and home and villa rental management operations responsible for revenues of approximately $11,606,000 (21%). For fiscal year 2001, resort operations accounted for approximately $33,734,000 (63%) of the Company’s total revenues, with golf and tennis activities responsible for revenues of approximately $14,540,000 (27%) and home and villa rental management operations responsible for revenues of approximately $11,822,000 (22%).

      We believe that during each of the fiscal years 2003, 2002 and 2001, the majority of golf and tennis revenues and all of inn revenues and home and villa rentals were derived from vacation and conference use at Sea Pines, with most of the remaining golf and tennis revenues being generated from Hilton Head Island residents. As a result, the Company believes its future success is dependent upon Hilton Head (in general) and Sea Pines (in particular) continuing to be considered as prime destination resort areas, with appropriate lodging and conference facilities.

      During fiscal years 2003, 2002 and 2001, residents and vacationers utilizing accommodations at Sea Pines accounted for the majority of the use of the Company’s golf and tennis facilities, with the remainder attributable to use by persons residing outside Sea Pines. Fees charged to the general public for use of the Company’s facilities are typically higher than the fees charged to persons residing within Sea Pines. The Company is also a party to certain use and access agreements with several developments and hotels located both inside and outside of Sea Pines. These agreements generally provide the guests of those particular developments and hotels with access to the Company’s facilities at rates slightly lower than those available to the general public. In addition, the Company will occasionally offer special discounts and package rates as part of its ongoing promotional activities.

      Vacation use at Sea Pines is seasonal with the higher period being from March through November and the lower period from December through February. Substantial fixed costs continue during the non-peak period, leading to major seasonal fluctuations in operating income.

      The Company believes that its resort operations are relatively stable. Nevertheless, economic conditions and other factors do adversely affect tourism on Hilton Head, and may have a negative impact on the resort operations of the Company. Because of its location on the Atlantic coast, Hilton Head is susceptible to adverse weather conditions and resulting damage from hurricanes, as well as the potential for damage from a major oil or hazardous waste spill. Although Hilton Head’s location away from major oil drilling operations and industrial sites reduces the risk of the latter occurrence, there can be no assurance that such damage will never occur. The Company maintains property and casualty insurance in amounts that it believes to be adequate including coverage for business interruption. Furthermore, access to the Company’s facilities is dependent upon adequate means of transportation at a reasonable cost. In the future, fuel shortages, increases in fuel costs and other events which might inhibit or restrict airplane or automobile travel could have a negative impact on the Company’s operations, depending on the severity and duration of the interruption or price increase.

      The Company is generally subject to various local and regional land use and environmental regulations, ordinances and restrictive covenants. The Company believes that it is currently in material compliance with all such applicable regulations and covenants and does not expect that compliance in the future will have any material adverse effect on the operations or the profitability of the Company.

      The Company’s resort operations are subject to significant competition from various competing facilities on Hilton Head, as well as other destination resorts in South Carolina, Georgia and Florida. Specifically, the Company believes its golf courses are directly competitive with approximately 20 golf courses located on Hilton Head outside of Sea Pines. However, in as much as golf course play is in large part dictated by the number of guests utilizing accommodations within Sea Pines, the overall success of the Company’s operations will continue to be dependent on Sea Pines maintaining its reputation as a premier golf and tennis resort. The Company believes that its rates are competitive compared to other facilities of comparable quality and reputation in the southeastern region and expects that its facilities will continue to compete favorably due to location, quality, design and the established reputation of Sea Pines.

      One of the Company’s golf courses hosts the annual Heritage Golf Tournament, a nationally televised professional golf tournament. Although the facility usage fee for this tournament does not constitute a major source of income, the event has a significant favorable impact on the Company’s lodging, food and beverage and retail businesses. Moreover, the tournament’s extensive media coverage provides substantial marketing benefits resulting in an enhanced national reputation of Sea Pines and the Company’s facilities. Loss of the tournament would negatively affect the Company in all these respects.

      The Company’s golf and tennis operations consist primarily of operating and maintaining the Company’s facilities. The Company receives court fees, greens fees, cart rental fees and income from merchandise sales. The Company’s tennis facility and the three resort golf courses are open to the general public. Maintenance and overhead expenses associated with the Company’s golf and tennis operations remain generally stable regardless of the volume of facility usage. The Company’s current and future financial results are substantially dependent upon the revenues generated from the usage of its facilities, which revenues are a function of both the volume of usage and the fee levels the Company is in a position to charge in its market area.

      The Company’s resort operations employed approximately 345 people as of December 31, 2003.

          2.       Real Estate Brokerage. SPREC is engaged primarily in the brokerage of residential real estate on Hilton Head Island and its neighboring communities. The Company competes with other real estate brokerage firms in the Hilton Head Island area.

      SPREC maintains 12 offices, five located within Sea Pines, five located outside of Sea Pines on Hilton Head Island and two located off Hilton Head Island in the surrounding Beaufort County area.

      For fiscal year 2003, real estate brokerage operations accounted for approximately $19,710,000 (34%) of the Company’s total revenues, excluding cost reimbursements revenues. For fiscal year 2002, real estate brokerage operations accounted for approximately $16,250,000 (30%) of the Company’s total revenues. For fiscal year 2001, real estate brokerage operations accounted for approximately $16,610,000 (31%) of the Company’s total revenues.

      While brokerage activities are not tied directly to vacation and conference activities, any general decrease in visitors to Hilton Head Island can result in slower residential real estate sales.

      SPREC employed 28 people, and had approximately 115 non-employee sales agents, as of December 31, 2003.

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

      The Harbour Town Golf Links property consists of approximately 136 acres, including a driving range. Harbour Town is the site of the Heritage Golf Tournament, an annual tournament on the PGA Tour. Adjacent to the Harbour Town Golf Links is the Harbour Town Clubhouse, which contains a pro shop, a restaurant and other small meeting and dining facilities.

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

      (e)       Equestrian Facilities. SPC owns a tract of land known as Lawton Stables, which contains approximately 21.8 acres. The stables are leased to a stable operator who provides boarding, lessons and trail rides.

      (f)       Plantation Club. SPC owns a tract of land with improvements thereon known as the Plantation Club site containing approximately 9.4 acres. It includes the golf pro shop associated with the Ocean and Sea Marsh golf courses as well as conference facilities, food and beverage facilities, a health and fitness center, a swimming pool and a bike rental store.

      (g)       Other Recreational Facilities. In the vicinity of the Harbour Town Golf Links, SPC owns and operates recreational areas containing a playground, a swimming pool and a snack bar.

      SPC also owns and operates a Beach Club in the vicinity of the Plantation Club, containing a retail shop, an outdoor food and beverage facility and a real estate office.

      (h)       Undeveloped Tracts/Development Rights. SPC owns a number of undeveloped tracts of land within Sea Pines briefly described as follows:

1.	Sea Pines Academy Tract – approximately 3 acres;

2.	Sea Pines Center Residual – approximately 1.4 acres;

3.	Harbour Town Main Parking Tract – approximately 3.2 acres;

4.	Artist Area Tract – approximately 1.5 acres;

5.	Cordillo Parkway Tract – approximately 6 acres; and

6.	Outdoor Recreation Tract – approximately 9 acres.

      (i)       Forest Preserve. SPC owns a 495-acre tract of land known as the Sea Pines Forest Preserve. Various recreational activities are permitted to be conducted on 181 of these acres. A golf course is one possible use, but construction of a golf course would require the approval of 75% of Sea Pines property owners voting on the issue.

      The portion of the Forest Preserve not reserved for outdoor recreation is designated as a wild life preserve. In August 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 2003, approximately 90 of the 404 acres had been donated and title transferred. The remaining 314 acres are leased to the same not-for-profit organization for a minimal amount.

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

      (m)       Other Real Estate. SPC owns a small office building in the Harbour Town area known as the Saddlebag Building, which is leased to a third party, and three small commercial buildings in Harbour Town, one of which currently serves as a sales office for SPREC and one that serves as the Harbour Town Bakery.

      Substantially all of the Company’s properties are subject to liens as described in Note 7 to the Company’s consolidated financial statements.

Item 3. Legal Proceedings.

      On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et al. v. Sea Pines Company, Inc. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community.

      On October 6, 2003, the Company agreed pursuant to the terms of a settlement agreement and release to pay $5.9 million to settle the lawsuit. For the year ended October 31, 2003, the Company incurred $6,324,000 in litigation expenses. The expenses included $5,900,000 in settlement costs and $424,000 in legal fees and related expenses.

      The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, except as noted above, no currently pending claims and suits against the Company will have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

      (a)       Market Information. There is no established public trading market for the Company’s common stock. The Company’s capital stock was originally issued in 1987 in units consisting of 750 shares of common stock and 500 shares of Series A preferred stock. From 1987 through February 2000, virtually all transactions in the Company’s common stock and preferred stock were completed in units as originally issued. Transactions in such units traded sporadically on a bid and ask basis through the over-the-counter market. In February 2000, the Company completed an exchange offer in which holders of preferred stock could exchange preferred stock for common stock or trust preferred securities. Since the exchange offer closed in February 2000, there has been very limited trading of the Company’s common stock. Through its transfer agent, the Company is aware of only 27 transfers of shares of common stock occurring during the fiscal year ended October 31, 2003. The Company has no official data as to the prices at which any of these transfers took place. Consequently, the Company is unable to provide high and low closing sales prices for shares of its common stock for the fiscal years ended October 31, 2003 and October 31, 2002.

      In May 2000, the Company established a bulletin board on its web site that allows persons to post their interest in buying or selling the Company’s securities. This bulletin board allows offers to be posted in all three of the Company’s outstanding securities: common stock, Series A preferred stock, and trust preferred securities. The bulletin board can be accessed on the Company’s web site on the World Wide Web at www.seapines.com. Offering prices on the bulletin board to purchase the Company’s common stock during the fiscal year ended October 31, 2003 ranged from $2.00 to $5.00 per share.

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

      (b)       Holders. As of December 31, 2003, there were approximately 548 holders of record of shares of common stock.

      (c)       Dividends. The Articles of Incorporation of the Company provide for dividends on the preferred stock of $0.722 per share per annum to be paid in arrears. As of October 31, 2003, the Company has paid all accrued dividends on the preferred stock applicable to all years ended on or before October 31, 2002. The terms of the judgment loan described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 to the Company’s consolidated financial statements required the Company to cease the payment of dividends on its preferred stock and interest on its trust preferred securities. The Company may resume these dividend and interest payment with approval from its bank.

      The Company has not paid any dividends on its common stock and has no present intention of paying such dividends in the foreseeable future. The Company’s Articles of Incorporation prohibit the payment of dividends on the common stock until the accrued dividends on the preferred stock have been paid.

Item 6. Selected Financial Data.

      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes thereto, which are included elsewhere in this annual report.

	Years Ended October 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$56,935	$54,692	$53,851	$52,765	$49,547
Costs and expenses	$55,548	$51,790	$52,561	$51,677	$45,696
Income from operations	$1,387	$2,902	$1,290	$1,088	$3,851
Interest expense	$(2,271)	$(2,392)	$(2,771)	$(1,426)	$(1,099)
Other (expense) income (1)	$(5,526)	$(270)	$(1,623)	$(149)	$523
Net (loss) income (1)	$(6,464)	$197	$(2,674)	$(389)	$2,063
Net (loss) income attributable to common stock	$(6,624)	$37	$(2,834)	$(730)	$1,176
Per share of common stock
Net (loss) income	$(1.85)	$0.01	$(0.80)	$(0.23)	$0.64
Weighted average shares outstanding	3,580	3,568	3,554	3,174	1,843
Consolidated Balance Sheet Data:
Current assets	$6,614	$5,894	$4,259	$5,017	$5,926
Real estate assets, net	$45,861	$47,416	$49,516	$50,310	$34,963
Total assets	$52,814	$54,511	$55,172	$56,994	$42,690
Current liabilities	$8,510	$7,223	$7,495	$8,802	$6,392
Long-term obligations, less current portion	$41,451	$37,948	$38,498	$36,236	$20,404
Shareholders’ equity (1)	$2,853	$9,340	$9,179	$11,956	$15,894

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

      The Company’s operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including a 60-room inn, conference facilities, three resort golf courses, a tennis center, home and villa rental management operations,

(1)	Litigation expenses totaling $6,324 were recorded during fiscal year 2003, as discussed in Note 5 to the Company#s consolidated financial statements.

retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with 15 offices serving Hilton Head Island and its neighboring communities.

Critical Accounting Policies

In preparation of its financial statements, the Company applies accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. These critical accounting policies have been discussed with the Company’s audit committee.

Revenue Recognition

Revenue from resort operations is recognized as goods are sold and services are provided and revenue from real estate brokerage is recognized upon closing of the sale. As a result, the Company’s revenue recognition process does not involve significant judgments or estimates.

Investment in Real Estate Assets

The Company’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of the asset to determine the appropriate useful life. These assessments have a direct impact on net income. The estimated useful lives of the Company’s assets by class are as follows:

Land improvements	15 years
Buildings	39 years
Machinery and equipment	5-7 years

In the event that management uses inappropriate useful lives or methods for depreciation, the Company’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, both operating properties and properties held for future development, may not be recoverable. When there are indicators that the carrying amount of a real estate asset may not be recoverable, management assesses the recoverability of the asset by determining whether the carrying value of the real estate asset will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate asset to fair value and the Company recognizes an impairment loss. A projection of expected future cash flows requires management to make certain estimates. If management uses inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of real estate assets and net income of the Company.

2003 Compared to 2002

Revenues

      The Company reported revenues of $56,935,000 for fiscal 2003, a $2,243,000, or 4.1%, increase over fiscal year 2002. Resort revenues, excluding cost reimbursements revenues, declined by $1,306,000, or 3.7%, compared to 2002; while real estate brokerage revenues, excluding cost reimbursements revenues, improved by $3,460,000, or 21.3%. The decline in resort revenues showed the effects of a nationwide decrease in personal resort travel and corporate meetings during the Company’s first three quarters of fiscal year 2003.

      The primary factors contributing to the $2,243,000 increase in revenues were as follows:

•	Real estate brokerage revenues increased by $3,460,000, or 21.3%, during fiscal 2003 as compared with fiscal 2002. This increase was primarily the result of a 24.3% increase in sales volume in fiscal 2002. This improvement is attributable to low mortgage interest rates and a favorable second home real estate market.

•	Golf revenue in fiscal 2003 decreased by $514,000, or 4.2%, as compared to fiscal 2002. The number of resort golf rounds played at Harbour Town Golf Links during fiscal 2003 decreased by 1,123 rounds, or 4.4%, from fiscal 2002. This decrease in rounds played was partially offset by a $2.68, or 1.9%, increase in average resort rate paid per round in fiscal 2003 over fiscal 2002. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during fiscal 2003 decreased by 8,195 rounds, or 12.1%, from fiscal 2002. This decrease was partially offset by a $2.47, or 4.2%, increase in average resort rate paid per round in fiscal 2003 over fiscal 2002.

•	Rental management revenue decreased by $977,000, or 8.4%, during fiscal 2003 as compared with fiscal 2002. Total guest occupied nights during fiscal 2003 were 48,081 as compared to 52,470 during fiscal 2002. The average daily rate was $212.08 in fiscal 2003, as compared to $212.81 during fiscal 2002.

•	Food and beverage operations generated revenues of $4,468,000 in fiscal 2003. This represents a decrease of $24,000, or 0.5%, over fiscal 2002. This decrease was primarily due to a $348,000, or 17.3%, decline in revenue from catering operations and a $54,000, or 10.0%, decline in revenue from golf food and beverage operations. These decreases were partially offset by a $342,000, or 48.3%, increase in revenue from the Sea Pines Beach Club, a $53,000, or 14.2%, increase in revenue from the Harbour Town Bakery and a $42,000, or 8.5%, increase in revenue from the Heritage Grill.

•	The Inn at Harbour Town generated revenues of $2,366,000 in fiscal 2003. This represents a decrease of $301,000, or 11.3%, from fiscal 2002. Total occupied room nights were 12,043 as compared to 13,516 during 2002. The average daily rate was $182.93 during fiscal 2003, a decrease of $5.04, or 2.7%, from the same period in fiscal 2002.

•	Other recreation services revenue increased by $450,000, or 14.2%, during fiscal 2003 as compared with fiscal 2002. This increase is primarily the result of increased revenue from tennis operations related to the Smith/Stearns Tennis Academy and increased rental income from the Company’s bike shop operations.

Cost of revenues

      Cost of revenues were $39,596,000 in fiscal 2003, representing an increase of $3,333,000, or 9.2%, over fiscal 2002. A majority of this increase, $2,989,000, was attributable to increased commissions earned by real estate sales agents as a result of improved real estate sales activity.

Expenses

•	Sales and marketing expenses increased by $249,000, or 8.2%, and totaled $3,271,000 in fiscal 2003. This increase is the result of increased real estate marketing and resort marketing promotions during fiscal 2003.

•	General and administrative expenses increased by $98,000, or 1.5%, totaling $6,464,000 for the year. This increase is the result of a $219,000 increase in medical claims paid by the Company’s self-funded medical plan, $101,000 increase in insurance expenses and a $52,000 increase in bank service fees. These increases were partially offset by a $164,000 increase in property tax expenses, the $304,000 property tax refund discussed in Note 14 and a $109,000 decrease in bad debt expense.

•	Depreciation and amortization expense decreased by $11,000, or 0.4%, and totaled $2,578,000 in fiscal 2003.

Other income (expense)

•	The Company reports changes in the value of its interest rate swap agreements in its operations. The Company recorded interest rate swap agreement income of $533,000 in fiscal 2003. During fiscal 2002, falling interest rates caused the fair value of the agreements to decline and the Company recorded interest rate swap agreement expense of $381,000. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Interest income increased by $90,000 during fiscal 2003 as compared to fiscal 2002. This was primarily as a result of the Company receiving interest of $104,000 during the first quarter fiscal 2003 on a refund of excess property taxes paid during fiscal 1998 through fiscal 2001.

•	Gain on the sale of assets totaled $63,000 for fiscal 2003. These gains were the result of the sale of two density units and certain other assets.

•	Interest expense decreased by $121,000, or 5.1%, during fiscal 2003 as compared to fiscal 2002. This decrease is attributable to lower interest rates during fiscal 2003.

•	Litigation expenses totaling $6,324,000 were recorded during fiscal 2003. On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et al. v. Sea Pines Company, Inc. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community. On October 6, 2003, the Company agreed pursuant to the terms of a settlement agreement and release to pay $5.9 million to settle the lawsuit. The Company incurred $424,000 in legal fees and related expenses in connection with the lawsuit.

Income taxes

The Company has not recognized any income tax benefit for fiscal 2003 related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of the loss. The Company has current tax expense of approximately $54,000 for fiscal 2003. This expense related to a reduction of the current income tax receivable upon finalization of the timing differences for the 2002 income tax returns. Because the Company’s deferred assets are fully reserved, this reduction results in a net current tax charge for the 2003 fiscal year. The Company’s valuation allowance on its deferred tax assets increased by $2,599,000 during the year ended October 31, 2003 to $3,285,000.

2002 Compared to 2001

Revenues

      The Company reported revenues of $54,692,000 for fiscal 2002, an $841,000, or 1.6%, increase over fiscal 2001.

      The primary factors contributing to the $841,000 increase in revenues were as follows:

•	Golf revenue in fiscal 2002 increased by $377,000, or 3.2%, as compared to fiscal 2001. This increase was due to the Harbour Town Golf Links being open for all twelve months of fiscal 2002 as compared to only being open for ten months of fiscal 2001. The golf course was closed for eight months beginning with the third quarter of fiscal 2000 through part of the first quarter of fiscal 2001 to complete a major restoration project.

•	Food and beverage operations generated revenues of $4,444,000 in fiscal 2002. This represents an increase of $355,000, or 8.7%, over fiscal 2001. This increase was due to increased revenue in the catering operations, Harbour Town Bakery and the Sea Pines Beach Club.

•	The Inn at Harbour Town generated revenues of $2,667,000 in fiscal 2002. This represents an increase of $294,000, or 12.4%, over fiscal 2001. Total occupied room nights were 13,516 as compared to 12,599 during fiscal 2001. The average daily rate was $187.97 during fiscal 2002, an increase of $7.87, or 4.4%, from fiscal 2001.

•	Revenues from the Company’s rental management operation in fiscal 2002 decreased by $217,000, or 1.8%, compared with fiscal 2001. This decrease is primarily the result of current economic conditions and the decline in air travel. Guest occupied unit nights decreased 6.3% in fiscal 2002, totaling 52,470 for the year. The average daily rate of $212.81 in fiscal 2002 was a 5.1% increase over the average daily rate in fiscal 2001 of $202.43.

•	Gross commission revenue in fiscal 2002 from the real estate brokerage operation decreased by $360,000, or 2.2%, as compared to fiscal 2001. This decrease was primarily the result of the economic downturn during the first six months of fiscal 2002, which adversely affected the second-home sales market.

Cost of revenues

      Cost of revenues were $36,263,000 in fiscal year 2002, representing a 1.0% decrease from fiscal 2001. This decrease is primarily due to a decrease in commission expense from real estate brokerage operations.

Expenses

•	Sales and marketing expenses were $3,022,000 in fiscal 2002, representing a 4.4% decrease from fiscal 2001. This decrease is primarily the result of reduced real estate marketing costs.

•	General and administrative expenses decreased by $397,000, or 5.9%, totaling $6,366,000 for the year. This decrease was primarily the result of lower medical claims paid by the Company’s self-funded medical plan and a reduction in property tax expense. These decreases were partially offset by increases in insurance costs.

•	Depreciation and amortization expense increased by $85,000, or 3.4%, and totaled $2,589,000 in fiscal 2002. This increase was the result of a full year’s depreciation on the Inn at Harbour Town and the Harbour Town Golf Links restoration project. Both of these projects were completed during fiscal 2001, and depreciation expense applied only to the period the facilities were in operation.

Other income (expense)

•	The Company reports changes in the value of its interest rate swap agreements in its operations. The value of these agreements is greatest when interest rates are high enough to bring the rate protection into play. Falling interest rates during fiscal year 2002 made the rate protection less relevant, causing the fair value of the agreements to decline by $381,000.

This charge is a non-cash expense in 2002. If interest rates rise in the future, there will be a gain reported. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Interest expense decreased by $379,000, or 13.7%, during fiscal 2002 as compared with fiscal 2001. This decrease is attributable to lower interest rates during fiscal 2002 and lower outstanding debt balances.

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

      Cash and cash equivalents increased by $980,000 during fiscal 2003 and totaled approximately $4,042,000 at October 31, 2003, of which $3,571,000 was restricted. Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners. Working capital (current assets less current liabilities) decreased during fiscal 2003 by $567,000, resulting in a working capital deficit of $1,896,000 at October 31, 2003.

      In July 2003, the Company completed a modification to its master credit agreement with its principal corporate lender. The modification included revisions to certain loan covenants and representations and waived certain loan covenants for the year ending October 31, 2003.

      The modification also provided for a Judgment Loan Facility (the “Judgment Loan”) in an amount up to $8,000,000. This loan facility may only be used to pay for expenses related to the litigation described in Note 5 of the financial statements. Interest on the facility is payable monthly at various London Interbank Offered Rates (LIBOR) plus 2.35%, and it is collateralized by substantially all assets of the Company. The terms of the Judgment Loan require the Company to cease the payment of dividends on the Series A cumulative preferred stock and interest on its junior subordinated debentures.

      Under the Company’s master credit agreement, the Company maintains four loan facilities: a term loan, a revolving line of credit, the Judgment Loan and a seasonal line of credit. Available funds under these four loan facilities total $43,497,000, of which $37,797,000 was outstanding at October 31, 2003.

      The term loan had an outstanding principal amount of $14,797,000 as of October 31, 2003 and matures on November 1, 2008. The revolving line of credit had an outstanding balance of $17,100,000 as of October 31, 2003 and matures on November 1, 2007. The Judgment Loan had an outstanding balance of $5,900,000 on October 31, 2003 and matures on July 30, 2005. The available balance under the seasonal line of credit totals $4,500,000. It is used to meet cash requirements during the Company’s off-season winter months. As of October 31, 2003, the seasonal line of credit had no outstanding balance. The seasonal line of credit expires on November 1, 2007.

      The Company has two interest rate swap agreements which effectively fix the interest rate on a $24 million notional principal amount outstanding under the loan facilities described above. An amount of $18 million has been fixed at 5.24% per annum plus a credit margin ranging from 1.40% to 1.85%, and an amount of $6 million has been fixed at 6.58% plus a credit margin ranging from 1.40% to 1.85%.

A summary of our contractual obligations is presented below:

	Payments Due by Period
	Contractual Obligations
	(in thousands)

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	$37,797	$1,230	$8,655	$20,300	$7,612
Trust preferred securities	2,480	—	—	—	2,480
Operating leases	3,334	992	1,289	544	509
Purchase obligations	925	300	625	—	—

Total contractual obligations	$44,536	$2,522	$10,569	$20,844	$10,601

Subsequent Events

      In December 2003, the bank waived the loan covenant in the Company’s master credit agreement related to the net worth ratio for the year ending October 31, 2004. The waiver was required because the Company did not expect to be in compliance with this covenant for the year ending October 31, 2004.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

      On September 30, 1998, the Company entered into an interest rate swap agreement, which effectively fixed the interest rate on $18 million of principal amount outstanding under the four loan facilities the Company maintains under its master credit agreement with its principal corporate lender at 5.24% plus a credit margin ranging from 1.40% to 1.85%, based on the calculation of certain financial ratios, for a period ending November 10, 2005.

      The Company entered into a second interest rate swap agreement on May 4, 2000, which effectively fixed the interest rate on an additional $6 million of principal amount at 6.58% plus a credit margin ranging from 1.40% to 1.85% for a period ending November 1, 2005.

      The Company has reduced its interest rate risk exposure by entering into these two swap agreements. A change in the LIBOR rate would affect the rate at which the Company could borrow funds in excess of the $24 million fixed by the above swap agreements. Based on variable rate obligations outstanding at October 31, 2003, each 25 basis point increase or decrease in the level of interest rates would increase or decrease the Company’s annual interest expense and related cash payments by approximately $34,000.

Item 8. Financial Statements and Supplementary Data.

      The audited Consolidated Financial Statements of the Company which include supplementary data are attached hereto beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

Item 9a. Controls and Procedures

      As of October 31, 2003, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15-(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2003 the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2003 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      The Company has adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and Controller of the Company and its subsidiaries. A copy of that code of ethics can be found as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of
	securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan category	and rights	and rights	for future issuance

	(a)	(b)	(c)

Equity compensation plans approved by security holders	77,950	$4.74	102,050
Equity compensation plans not approved by security holders	—	—	8,000 (1)
Total	77,950	$4.74	110,050

(1)	These shares are available for future issuance under the Company’s Director Stock Compensation Plan. Information with respect to that plan can be found in Note 13 to the Company’s consolidated financial statements included herein.

Item 13. Certain Relationships and Related Transactions.

Item 14. Principal Accountant Fees and Services.

      Certain information called for by Part III (Items 10, 11, 12, 13 and 14) and not included above has been omitted as the Company intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year ended October 31, 2003 a definitive Proxy Statement pursuant to Regulation 14A. Such information is set forth in such Proxy Statement, (i) with respect to Item 10, under the caption “Election of Directors,” “Meetings and Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers,” (ii) with respect to Item 11, under the caption “Executive Compensation” and “Compensation of Directors”, (iii) with respect to Item 12, under the caption “Ownership of Voting Securities in Excess of Five Percent by Beneficial Owners” and “Stock Ownership of Management and Directors,” (iv) with respect to Item 13, under the caption “Certain Transactions,” and (v) with respect to Item 14, under the caption “Independent Auditors” and is hereby incorporated by reference.

PART IV

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

      (3)       Exhibits:

      The exhibits listed on the accompanying Exhibit Index at pages E-1 to E-5 are filed (except Exhibits 32.1 and 32.2 which are furnished pursuant to Item 601 of Regulation S-K) as part of this report.

(b)	Reports on Form 8-K filed during the quarter ending October 31, 2003, the items reported, any financial statements filed, and the dates of any such reports are listed below.

(i)	Sea Pines Associates, Inc., current report on Form 8-K dated August 5, 2003, reporting under Item 5 that the Company had entered into a Second Amended and Restated Rights Agreement, dated as of August 5, 2003, with Wachovia Bank, N.A. as rights agents.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Sea Pines Associates, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEA PINES ASSOCIATES, INC

Dated: January 28, 2004	By:	/s/ Michael E. Lawrence

Michael E. Lawrence Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Sea Pines Associates, Inc., and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman P. Harberger Norman P. Harberger	Chairman and Director	January 28, 2004

/s/ Michael E. Lawrence Michael E. Lawrence	Chief Executive Officer and Director (principal executive officer)	January 28, 2004

/s/ Steven P. Birdwell Steven P. Birdwell	Chief Financial Officer (principal financial officer and principal accounting officer)	January 28, 2004

/s/ Thomas C. Morton Thomas C. Morton	Treasurer and Director	January 28, 2004

/s/ Joseph F. Vercellotti Joseph F. Vercellotti	Vice Chairman and Director	January 28, 2004

Peter Parrott	Secretary and Director	January 28, 2004

/s/ John F. Bard John F. Bard	Director	January 28, 2004

/s/ Paul B. Barringer, II Paul B. Barringer, II	Director	January 28, 2004

Ralph L. Dupps, Jr.	Director	January 28, 2004

P. R. Easterlin, Jr.	Director	January 28, 2004

/s/ John G. McGarty John G. McGarty	Director	January 28, 2004

/s/ John A. Norlander John A. Norlander	Director	January 28, 2004

/s/ David E. Pardue David E. Pardue	Director	January 28, 2004

/s/ Marc Puntereri Marc Puntereri	Director	January 28, 2004

/s/ Robert W. Siler, Jr. Robert W. Siler, Jr.	Director	January 28, 2004

/s/ Kathleen B. Speer Kathleen B. Speer	Director	January 28, 2004

/s/ Arthur P. Sundry Arthur P. Sundry	Director	January 28, 2004

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.

3(a)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(a) to Form 10-K filed January 29, 2001)

3(b)	Amended Bylaws of Registrant as revised September 30, 2002 (Incorporated by reference to Exhibit 3(b) to Form 10-K filed January 17, 2003)

4(a)	Second Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and Wachovia Bank, N.A. dated as of August 5, 2003 (Incorporated by reference to Exhibit 1.1 of Form 8-A 12G/A filed August 5, 2003)

4(b)	Amended and Restated Trust Agreement dated February 1, 2000 by Sea Pines Associates, Inc. (Incorporated by reference to Exhibit 4(f) to Form 10-Q filed June 14, 2000)

4(c)	Junior Subordinated Indenture dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(d) to Form 10-Q filed June 14, 2000)

4(d)	Guarantee Agreement dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(e) to Form 10-Q filed June 14, 2000)

Exhibit No.

10(a)	Settlement Agreement and Release between Sea Pines Company, Inc. and Thomas M. DiVenere, Irwin (Pete) Pomranz and Grey Point Associates, Inc. dated October 6, 2003 (Incorporated by reference to Exhibit 1 to Form 8-K filed December 11, 2003)

10(b)	Waiver with respect to the Credit Agreement in 10(c) below dated December 17, 2003

10(c)	Amended and Restated Master Credit Agreement dated as of October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(c) to Form 10-K filed January 17, 2003)

10(d)	Second Amended and Restated Term Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(d) to Form 10-K filed January 17, 2003)

10(e)	Second Amended and Restated Revolving Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(e) to Form 10-K filed January 17, 2003)

10(f)	Second Amended and Restated Seasonal Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(f) to Form 10-K filed January 17, 2003)

10(g)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(g) to Form 10-K filed January 17, 2003)

Exhibit No.

10(h)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(h) to Form 10-K filed January 17, 2003)

10(i)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(i) to Form 10-K filed January 17, 2003)

10(j)	Second Master Amendment to Collateral Assignments dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(j) to Form 10-K filed January 17, 2003)

10(k)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated September 30, 1998 (Incorporated by reference to Exhibit 10(s) to Form 10-K filed January 29, 1999)

10(l)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated May 4, 2000 (Incorporated by reference to Exhibit 10(l) to Form 10-K filed January 17, 2003)

10(m)	License and Use Agreement dated June 30, 1998 between Sea Pines Company, Inc. and CC-Hilton Head, Inc. (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1999)

10(n)	Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.1 to Form S-8 filed June 18, 2001)*

10(o)	First Amendment to Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.2 to Form S-8 filed June 18, 2001)*

Exhibit No.

10(p)	Sea Pines Associates, Inc. Deferred Issuance Stock Plan (Incorporated by reference to Exhibit 4.3 to Form S-8 filed June 18, 2001)*

10(q)	Waiver with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(q) to Form 10-Q filed July 16, 2003)

10(r)	First Modification and Waiver Agreement to the Amended and Restated Master Credit Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with Respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(r) to Form 10-Q filed September 12, 2003)

10(s)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(g) above (Incorporated by reference to Exhibit 10(s) to Form 10-Q filed September 12, 2003)

10(t)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(h) above (Incorporated by reference to Exhibit 10(t) to Form 10-Q filed September 12, 2003)

10(u)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(i) above (Incorporated by reference to Exhibit 10(u) to Form 10-Q filed September 12, 2003)

10(v)	Judgment Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the First Modification and Waiver Agreement in 10(r) above (Incorporated by reference to Exhibit 10(v) to Form 10-Q filed September 12, 2003)

14	Sea Pines Associates, Inc. Code of Ethics for Senior Financial Officers

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32(a)	Section 1350 Certification of Chief Executive Officer

32(b)	Section 1350 Certification of Chief Financial Officer

99.1	Safe Harbor Disclosure

*	Management Contract or Compensatory Plan or Arrangement

Index to Consolidated Financial Statements

1.	Financial Statements of Sea Pines Associates, Inc.
	Report of Independent Auditors	F-2
	Consolidated Balance Sheets	F-3 through F-4
	Consolidated Statements of Operations	F-5
	Consolidated Statements of Shareholders' Equity	F-6
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-8 through F-28
2.	Financial Statement Schedule of Sea Pines Associates, Inc.
	Schedule II - Valuation and Qualifying Accounts	F-29

Report of Independent Auditors

Board of Directors and Shareholders
Sea Pines Associates, Inc.

We have audited the accompanying consolidated balance sheets of Sea Pines Associates, Inc. (the “Company”) as of October 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2003. Our audits also included the financial statement schedule listed in the index at item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sea Pines Associates, Inc. at October 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

Atlanta, Georgia
December 8, 2003,
     except for the subsequent events paragraph in Note 7,
     as to which the date is
     December 17, 2003

Sea Pines Associates, Inc.

Consolidated Balance Sheets
(In thousands)

	October 31

	2003	2002

Assets
Current assets:
Cash and cash equivalents
Unrestricted	$471	$574
Restricted	3,571	2,488

	4,042	3,062
Accounts receivable, less allowance for doubtful accounts of $35 and $115 at October 31, 2003 and 2002, respectively	1,420	1,290
Current portion of notes receivable	—	88
Income tax refund receivable	—	217
Inventories	792	859
Prepaid expenses	360	378

Total current assets	6,614	5,894
Notes receivable, less current portion	—	1,002
Deferred loan fees, net	279	139
Other assets, net	60	60

	339	1,201
Real estate assets:
Operating properties, net	42,675	44,197
Properties held for future development	3,186	3,219

	45,861	47,416

Total assets	$52,814	$54,511

Sea Pines Associates, Inc.

Consolidated Balance Sheets
(In thousands, except share amounts)

	October 31

	2003	2002

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,114	$2,786
Accrued property taxes	429	512
Advance deposits	3,441	2,410
Current portion of deferred revenue and other long-term liabilities	296	373
Current portion of long-term debt	1,230	1,142

Total current liabilities	8,510	7,223
Long-term debt, less current portion	36,567	32,398
Interest rate swap agreement	1,744	2,277
Deferred revenue and other long-term liabilities	660	793
Trust preferred securities	2,480	2,480

Total liabilities	49,961	45,171
Commitments and contingencies
Shareholders’ equity:
Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at October 31, 2003 and 2002, respectively (liquidation preference of $1,679 at October 31, 2003 and 2002, respectively)	1,294	1,294
Series B junior cumulative preferred stock, no par value; 20,000 shares authorized, none issued or outstanding	—	—
Common stock, 23,000,000 shares authorized, no par value; 3,587,400 shares and 3,573,400 shares issued and outstanding at October 31, 2003 and 2002, respectively	7,916	7,759
Unearned stock compensation	(255)	(235)
(Accumulated deficit) retained earnings	(6,102)	522

Total shareholders’ equity	2,853	9,340

Total liabilities and shareholders’ equity	$52,814	$54,511

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended October 31

	2003	2002	2001

Revenues
Resort	$33,586	$34,892	$33,734
Real estate	19,710	16,250	16,610
Cost reimbursements	3,639	3,550	3,507

	56,935	54,692	53,851

Cost and expenses:
Cost of revenues	39,596	36,263	36,626
Costs subject to reimbursement	3,639	3,550	3,507
Sales and marketing expenses	3,271	3,022	3,161
General and administrative expenses	6,464	6,366	6,763
Depreciation and amortization	2,578	2,589	2,504

	55,548	51,790	52,561

Income from operations	1,387	2,902	1,290
Other income (expense):
Gain on sale or disposal of assets, net	63	—	172
Interest income	202	111	101
Interest rate swap agreements	533	(381)	(1,896)
Interest expense, net of amounts capitalized	(2,271)	(2,392)	(2,771)
Litigation expenses	(6,324)	—	—

	(7,797)	(2,662)	(4,394)

(Loss) income before income taxes	(6,410)	240	(3,104)
(Provision for) benefit from income taxes	(54)	(43)	430

Net (loss) income	(6,464)	197	(2,674)
Preferred stock dividend requirements	(160)	(160)	(160)

Net (loss) income attributable to common stock	$(6,624)	$37	$(2,834)

Net (loss) income per share of common stock; basic and diluted	$(1.85)	$0.01	$(0.80)

Weighted average shares outstanding	3,580	3,568	3,554

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Shareholders’ Equity
(In thousands)

						(Accumulated
	Series A				Unearned	Deficit)
	Preferred Stock		Common Stock		Stock	Retained
	Shares	Amount	Shares	Amount	Compensation	Earnings	Total

Balance at October 31, 2000	221	$1,294	3,546	$7,343	$—	$3,319	$11,956
Net loss	—	—	—	—	—	(2,674)	(2,674)
Issuance of common stock to directors	—	—	14	63	(63)	—	—
Issuance of grants for deferred stock plan	—	—	—	153	(153)	—	—
Amortization of stock compensation	—	—	—	—	57	—	57
Preferred stock dividend	—	—	—	—	—	(160)	(160)

Balance at October 31, 2001	221	1,294	3,560	7,559	(159)	485	9,179
Net income	—	—	—	—	—	197	197
Issuance of common stock to directors	—	—	14	84	(84)	—	—
Issuance of grants for deferred stock plan	—	—	—	116	(116)	—	—
Amortization of stock compensation	—	—	—	—	124	—	124
Preferred stock dividend	—	—	—	—	—	(160)	(160)

Balance at October 31, 2002	221	1,294	3,574	7,759	(235)	522	9,340
Net loss	—	—	—	—	—	(6,464)	(6,464)
Issuance of common stock to directors	—	—	14	56	(56)	—	—
Issuance of grants for deferred stock plan	—	—	—	101	(101)	—	—
Amortization of stock compensation	—	—	—	—	137	—	137
Preferred stock dividend	—	—	—	—	—	(160)	(160)

Balance at October 31, 2003	221	$1,294	3,588	$7,916	$(255)	$(6,102)	$2,853

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year ended October 31

	2003	2002	2001

Cash flows from operating activities
Net (loss) income	$(6,464)	$197	$(2,674)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,536	2,563	2,413
Amortization of deferred loan fees	42	26	91
Allowance for doubtful accounts	(80)	85	12
Gain on sale of assets	(63)	—	(172)
Amortization of stock compensation	137	124	57
Interest rate swap agreements	(533)	381	1,896
Deferred income taxes	—	200	135
Changes in assets and liabilities:
Restricted cash	(1,083)	(1,306)	1,469
Accounts and notes receivable	1,040	(348)	190
Inventories	67	11	(177)
Prepaid expenses	18	(134)	(8)
Accounts payable and accrued expenses	245	(1)	(1,495)
Advance deposits	1,031	1,379	(1,531)
Deferred revenue	(210)	(122)	156
Income taxes receivable/payable	217	252	(623)

Net cash (used in) provided by operating activities	(3,100)	3,307	(261)
Cash flows from investing activities
Proceeds from sale of assets	118	5	335
Capital expenditures and property acquisitions	(1,036)	(468)	(1,784)

Net cash used in investing activities	(918)	(463)	(1,449)
Cash flows from financing activities
Payment of deferred loan fees	(182)	(11)	(77)
(Repayments) borrowings on revolving line of credit	(500)	600	2,300
Borrowings on judgment loan	5,900	—	—
(Repayments) borrowings on seasonal line of credit	—	(2,000)	2,000
Principal repayments of term note	(1,143)	(1,059)	(2,034)
Preferred stock dividends paid	(160)	(160)	(341)

Net cash provided by (used in) financing activities	3,915	(2,630)	1,848

Net (decrease) increase in unrestricted cash and cash equivalents	(103)	214	138
Unrestricted cash and cash equivalents at beginning of year	574	360	222

Unrestricted cash and cash equivalents at end of year	$471	$574	$360

See accompanying notes.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements

October 31, 2003

1.	Description of Business and Summary of Significant Accounting Policies

Sea Pines Associates, Inc. (“SPA” or the “Company”) was incorporated in South Carolina on May 4, 1987. The Company was principally organized to acquire, own and operate certain resort assets in Sea Pines Plantation on Hilton Head Island, South Carolina.

The wholly-owned subsidiaries of the Company are Sea Pines Company, Inc. (“SPC”), Sea Pines Real Estate Company (“SPREC”), Fifth Golf Course Club, Inc., and Sea Pines Associates Trust I. SPC is a full-service resort, which provides guests with the use of three golf courses, tennis facilities, inn and conference facilities, various other recreational facilities, home and villa rental management operations, and food-and-beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate in the Hilton Head Island, South Carolina area (see Note 16 for business segment information). Fifth Golf Course Club, Inc. owns certain acreage which could be used for outdoor recreational activities. Sea Pines Associates Trust I (the “Trust”) holds certain company debentures. Interest on the debentures is used by the Trust to pay interest on the trust preferred securities issued by the Trust.

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

Revenue Recognition

Revenues and expenses from resort operations are recognized as goods are sold and services are provided. Reimbursements received from third parties for services that the Company procures and manages are reflected as revenues as such reimbursements are earned. Real estate brokerage revenues are recognized upon closing of the sale. Advance deposits are required for certain resort reservations and real estate transactions and are not recognized as revenue until earned. The Company’s accounts receivable are unsecured.

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

Accounts Receivable

Receivables are recognized and carried at original amount earned less a provision for any uncollectible amounts, which approximates fair value. An allowance for doubtful accounts is made when collection of the full amount is no longer probable.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or net realizable value.

Advertising Expense

The cost of advertising is expensed as incurred and is classified as selling and marketing expenses in the Consolidated Statements of Operations. Advertising expenses were approximately $1,858,000, $1,620,000, and $1,652,000 for the years ended October 31, 2003, 2002, and 2001, respectively.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

1.	Description of Business and Summary of Significant Accounting Policies (continued)

Real Estate Assets

Real estate assets are recorded at cost less any impairment losses, if applicable. The costs of new development, additions and improvements which substantially extend the useful lives of assets are capitalized. Capitalized costs include costs of construction, property taxes, interest and miscellaneous expenses incurred during the construction period. Capitalized construction period interest totaled approximately $61,000 in 2001. No interest expense was capitalized in 2003 and 2002. Repairs and maintenance costs are expensed as incurred. The Company provides depreciation for financial reporting purposes when the asset is placed in operation using the straight-line method over the estimated useful lives of the assets, which range from five to 39 years.

Other Assets

Deferred loan fees are amortized on a straight-line basis over the lives of the corresponding debt, which approximates the effective interest method.

Impairment of Long-Lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The Company has not incurred any impairment losses for the years ended October 31, 2003, 2002 or 2001.

Financial Instruments

The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, other current assets, accounts payable, line of credit with bank, long-term debt and accruals meeting the definition of financial instruments approximate their fair market values as of October 31, 2003 and 2002.

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

Interest Rate Swap Agreements

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

The Company records the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company adjusts the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and accordingly, the change in the fair market value of the derivative is immediately recognized in the consolidated statement of operations. The Company recorded income of $533,000, expense of $381,000 and expense of $1,896,000 in the consolidated statements of operations for the change in fair value of the interest rate swap agreement for the years ended October 31, 2003, 2002 and 2001, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

1.	Description of Business and Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the prior years financial statements have been reclassified to conform to the current year presentation.

2.	Recent Accounting Pronouncements

In response to a FASB staff announcement in November 2001, and in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements received for ‘Out-Of-Pocket’ Expenses Incurred,” which was issued in January 2002, the Company began recording the reimbursements of costs incurred on behalf of other parties (e.g. villa owners, real estate agents) received as cost reimbursements revenues and the costs incurred on behalf of other parties as costs subject to reimbursements in the year ended October 31, 2003. These costs relate primarily to situations where the Company has discretionary responsibility to procure and manage the resources in performing its services under certain contracts. Comparative financial statements for the prior periods were reclassified to conform with the presentation in the 2003 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on the operating income, cash flows or financial position of the Company.

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

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

2.	Recent Accounting Pronouncements (continued)

respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. Adoption of SFAS 148 did not have any impact on the Company’s financial position, results of operations or disclosures.

In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a Revised Interpretation on FIN 46 (“Revised Interpretation”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of the Revised Interpretation must be applied for the Company’s first interim period ending after March 15, 2004. There has been no impact on the Company’s financial position, results of operations or disclosures for fiscal 2003 under FIN 46. The Company is currently evaluating the impact of the Revised Interpretation that will be adopted in the first quarter of the year ending October 31, 2004. Adoption will require that the Company deconsolidate the Trust and record a liability for amounts due to the Trust. The net impact of deconsolidation will not have a significant impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative to conform it to language used in FIN 45, and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 should be applied prospectively. The Company does not expect the application of SFAS 149 to have a significant impact on its financial position, results of operations or disclosures.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

2.	Recent Accounting Pronouncements (continued)

classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Certain components of SFAS 150 were deferred by the FASB in October 2003 for an indefinite period. The Company does not expect the application of SFAS 150 to have a significant impact on its financial position, results of operations or disclosures.

3.	Statements of Cash Flows

Supplemental disclosure of cash flow information follows (in thousands of dollars):

	Year ended October 31

	2003	2002	2001

Cash paid during the year for:
Interest, net of amounts capitalized	$2,261	$2,409	$2,803

4.	Inventories

Inventories consist of the following (in thousands of dollars):

	October 31

	2003	2002

Merchandise	$592	$667
Supplies, parts and accessories	35	35
Food and beverages	121	115
Other	44	42

	$792	$859

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

5.	Litigation

On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et al. v. Sea Pines Company, Inc. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community.

On October 6, 2003, the Company agreed, pursuant to the terms of a settlement agreement and release, to pay $5.9 million to settle the lawsuit. For the year ended October 31, 2003, the Company incurred $6,324,000 in litigation expenses. The expenses included $5,900,000 in settlement costs and $424,000 in legal fees and related expenses.

6.	Real Estate Assets

Operating properties consist of the following (in thousands of dollars):

	October 31

	2003	2002

Land and improvements	$26,806	$26,487
Buildings	23,510	23,265
Machinery and equipment	11,955	11,642

	62,271	61,394
Less accumulated depreciation	(19,596)	(17,197)

	$42,675	$44,197

Properties held for future development of $3,186,000 and $3,219,000 at October 31, 2003 and 2002, respectively, consist primarily of land and certain future development rights.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

7.	Long-Term Debt

Long Term Debt and Line of Credit Agreements

Long-term debt consists of loans obtained under a master credit agreement with one bank and include the following (in thousands of dollars):

	October 31

	2003	2002

Term note payable to bank, bearing interest at the London Interbank Offered Rates (LIBOR) (1.12% at October 31, 2003), plus 1.40% to 1.85% collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $205,000 in 2004 to $276,667 in 2008, with a balloon payment due on maturity. Interest is payable monthly. The note matures November 1, 2008	$14,797	$15,940
$18.3 million revolving line of credit with bank, bearing interest at LIBOR (1.12% at October 31, 2003), plus 1.40% to 1.85%, collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures November 1, 2007	17,100	17,600
Judgment loan note payable to bank, bearing interest at LIBOR (1.12% at October 31, 2003), plus 2.35% collateralized by substantially all assets of the Company Interest is payable monthly. The loan facility matures on July 30, 2005	5,900	—

	37,797	33,540
Less current portion of long-term debt	(1,230)	(1,142)

Total long-term debt	$36,567	$32,398

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

7.	Long-Term Debt (continued)

Long Term Debt and Line of Credit Agreements (continued)

Scheduled maturities of long-term debt as of October 31, 2003 are as follows (in thousands of dollars):

Year ending October 31 2004	$1,230
2005	7,225
2006	1,430
2007	1,540
2008	18,760
Thereafter	7,612

Total	$37,797

The master credit agreement relating to the debt described above contains provisions and covenants which impose certain restrictions on the use of the Company’s assets, including limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The master credit agreement also contains representations and warranties which are required to be maintained and covenants with which the Company is required to comply. As a result of the litigation described in Note 5, the Company was, as of April 30, 2003, in breach of certain of such representations and warranties and in violation of certain of such covenants. In June 2003, the bank signed a waiver in which the bank waived retroactively to the filing of the complaint in the litigation all events of default arising under the credit agreement as a result of the litigation, including the rendering of the verdict and any judgment entered thereon.

In July 2003, the Company completed a modification to its master credit agreement. The modification included revisions to certain loan covenants and representations and waivers of certain loan covenants for the year ended October 31, 2003.

The July modification also provided for a Judgment Loan Facility (the “Judgment Loan”) in an amount up to $8,000,000 to pay for expenses related to the litigation described in Note 5. The terms of the Judgment Loan required the Company to cease the payment of dividends on its Series A cumulative preferred stock and interest on its trust preferred securities. The facility matures on July 30, 2005. As of October 31, 2003, the Judgment Loan had an outstanding balance of $5,900,000.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

7.	Long-Term Debt (continued)

Long Term Debt and Line of Credit Agreements (continued)

On September 8, 2003, $8,000,000 was drawn on the loan facility. As a result of the settlement (see Note 5), $2,100,000 of the loan was repaid in October 2003.

In addition to the term loan, the revolving line of credit and the Judgment Loan, the master credit agreement includes a $4,500,000 seasonal line of credit (the “Seasonal Line”). Interest is payable monthly at LIBOR plus 1.50%. The Seasonal Line expires on November 1, 2007. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of October 31, 2003 and 2002, the Seasonal Line had no outstanding balance.

Interest Rate Swaps

The Company has two interest rate swap agreements. The first interest rate swap agreement effectively fixes the interest rate on an $18,000,000 notional principal amount at 5.24% plus a credit margin ranging from 1.40% to 1.85% until the maturity date of the agreement, November 10, 2005. The second interest rate swap agreement effectively fixes the interest rate on a $6,000,000 notional principal amount at 6.58% plus a credit margin ranging from 1.40% to 1.85% until the maturity date of the agreement, November 1, 2005 (see Note 1).

Trust Preferred Securities

The trust preferred securities bear interest at 9.5% per annum with payments due quarterly, nine months in arrears, commencing January 31, 2001. The trust preferred securities mature on January 31, 2030. The Company has the right to redeem the trust preferred securities as specified in the indenture agreement. The interest payments on the trust preferred securities are subordinate in right of payment to all senior debt of the Company. Interest payments on the trust preferred securities have been suspended as a result of restrictions imposed by the Judgment Loan, and, therefore, the Company has twelve months of interest accrued as of October 31, 2003.

Subsequent Events

In December 2003, the bank waived the loan covenant related to the net worth ratio for the year ending October 31, 2004. The waiver was required because the Company did not expect to be in compliance with this covenant for the year ending October 31, 2004.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Income Taxes

The Company has not recognized any income tax benefit for fiscal 2003 related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of the loss. The Company has current tax expense of approximately $54,000 for fiscal 2003. The provision (benefit) for income taxes consists of the following (in thousands of dollars):

	Year ended October 31

	2003	2002	2001

Current provision (benefit):
Federal	$54	$(157)	$(548)
State	—	—	(17)

	54	(157)	(565)
Deferred provision (benefit):
Federal	—	173	172
State	—	27	(37)

	—	200	135

	$54	$43	$(430)

The reconciliation between actual income tax expense (benefit) and the amount calculated by applying the federal statutory rates to income (loss) before income taxes follows (in thousands of dollars):

	Year ended October 31

	2003	2002	2001

Tax (benefit) expense at statutory federal income tax rates	$(2,180)	$82	$(1,051)
State income tax (benefit) expense, net of federal income tax (charge) benefit	(342)	9	(58)
Increase (decrease) in valuation allowance	2,599	(44)	707
Other	(23)	(4)	(28)

	$54	$43	$(430)

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Income Taxes (continued)

The tax effects of the types of temporary differences and carryovers, which give rise to deferred income tax assets (liabilities), are as follows (in thousands of dollars):

	October 31

	2003	2002	2001

Deferred revenue:
License and fee income	$334	$432	$480
Country club membership sales	20	29	7
Loss on interest rate swaps	650	849	707
Charitable contribution carryover	32	10	7
Net operating loss carryforwards	3,012	88	65
Severance payments	—	—	44
Accrued liabilities	227	208	138
Other	7	—	12

Gross deferred income tax assets	4,282	1,616	1,460
Less: Valuation allowance	(3,285)	(686)	(730)

Deferred income tax assets	997	930	730

Depreciation	(879)	(763)	(442)
Other	(118)	(167)	(88)

Gross deferred income tax liabilities	(997)	(930)	(530)

Net deferred income tax assets	$—	$—	$200

The valuation allowance is due to the Company’s review of its estimate of realization of deferred tax assets, primarily related to the net operating loss carryforwards and the loss on the interest rate swaps. The Company’s federal net operating loss carryforward of $7,514,000 expires in 2023.

9.	Shareholders’ Equity

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

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

9.	Shareholders’ Equity (continued)

Preferred Stock (continued)

The Series A cumulative preferred shares provide for a cumulative dividend of $0.722 per share per annum, payable in arrears as declared by the Board of Directors. These shares have a liquidation value of $7.60 per share plus accumulated but unpaid dividends. If four or more years of dividends are in arrears, the Series A cumulative preferred shareholders will be entitled to elect a majority of the Board of Directors of the Company. All or any part of such shares may be redeemed at the option of the Company at liquidation value. As of October 31, 2003, all preferred stock dividends applicable to the fiscal year ended October 31, 2002 and all prior years have been declared and paid.

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

Common Stock

Of the 23,000,000 authorized shares of common stock, 2,000,000 shares are designated as special common stock and 1,000,000 are designated as nonvoting common stock. All other shares are voting. All of the 3,587,400 shares of common stock outstanding as of October 31, 2003 are voting common stock.

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

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

9.	Shareholders’ Equity (continued)

Stock Purchase Rights Plan

On August 5, 2003, the Company entered into a Second Amended and Restated Rights Agreement, with Wachovia Bank, N.A. as rights agent, which amends and restates in its entirety the Rights Agreement dated as of August 23, 1993, which was scheduled to expire in accordance with its terms on August 23, 2003 (as amended and restated, the “Rights Agreement”). Among other things, the Second Amended and Restated Rights Agreement deleted the requirement in the original Rights Agreement that “continuing directors” approve any redemption of the rights following a proxy or consent solicitation in certain situations and extends the Rights Agreement for an additional ten-year term expiring August 5, 2013.

Each share of the Company’s outstanding common stock carries with it the right (“Right”) to purchase one one-thousandth of a share of the Company’s Series B junior cumulative preferred stock at a price of $50 per one one-thousandth of a share, subject to adjustment. In general, the Rights may be redeemed by the Company at $0.01 per Right at anytime before they become exercisable. Until they become exercisable, the Rights are not separately transferable from the Company’s common stock.

Generally, the Rights become exercisable when a person or group of affiliated or associated persons becomes an “Acquiring Person” or an “Adverse Person” or a tender offer that would result in such person or group becoming an Acquiring Person is announced or commenced. A person or group of affiliated or associated persons becomes an Acquiring Person when such person or group becomes the beneficial owner of 20% or more of the Company’s outstanding common stock. However, a person or group that became the owner of 20% or more of the Company’s outstanding common stock as a result of the Company’s Exchange Offer that closed in 2000 does not trigger the exercisability of the Rights unless such person or group becomes the owner of an additional share of the Company’s common stock. A person or group of affiliated or associated persons becomes an Adverse Person when such person or group exceeds an ownership limitation (which must be at least 10% of the Company’s outstanding common stock) specified by the Board for such person or group.

In the event the Rights become exercisable, a Right will entitle the holder (except those beneficially owned by the Acquiring Person or Adverse Person) to receive shares of the Company’s common stock having a value equal to at least twice the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination or sale of 50% or more of its assets or earning power, a Right will entitle the holder (except those beneficially owned by an Acquiring

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

9.	Shareholders’ Equity (continued)

Stock Purchase Rights Plan (continued)

Person or Adverse Person) to receive shares of the surviving company’s common stock having a market value equal to twice the exercise price of the Right.

10.	Commitments

Rent expense aggregated approximately $1,023,000, $1,174,000 and $1,203,000 for the years ended October 31, 2003, 2002 and 2001, respectively. Operating leases relate primarily to office space and equipment. Minimum annual rental commitments remaining at October 31, 2003, under non-cancelable operating leases with original terms of at least one year are as follows (in thousands of dollars):

Year ending October 31 2004	$992
2005	895
2006	394
2007	319
2008	225
Thereafter	509

Total	$3,334

In 1993, the Company made a commitment to donate approximately 404 acres of a wildlife preserve owned by the Company to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 2003 approximately 90 of the 404 acres have been donated and title transferred. The remaining 314 acres have been leased to the same not-for-profit organization for a nominal amount.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

11.	Contingencies

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

12.	Employee Savings Plan

The Company maintains a 401(k) defined contribution plan for all eligible employees with a minimum of one year of service and who meet certain age requirements, as defined. The Company matches 50% of the first 6% of the participants’ compensation. The Company’s contributions to the plan were approximately $140,000, $132,000 and $156,000 for the years ended October 31, 2003, 2002 and 2001, respectively.

13.	Stock Compensation Plan and Deferred Issuance Stock Plan

Director Stock Compensation Plan

Effective October 30, 2000, the Company established a director stock compensation plan. The purpose of the plan is to enable the Company to use common stock rather than cash to compensate non-employee directors for service to the Company and thereby foster increased stock ownership by the directors. The Company reserved 50,000 shares of common stock for issuance pursuant to grants under the plan. In April 2003, 14,000 shares were issued, at a fair market value of $4.00 per share. The Company recorded $56,000 as deferred compensation at the time the stock was issued and that amount is being amortized over the directors’ 12-month terms. In March 2002, 14,000 shares were issued, at a fair market value of $6.00 per share. The Company recorded $84,000 as deferred compensation at the time the stock was issued and that amount was amortized over the directors’ 12-month terms. In March 2001, 14,000 shares were issued, at a fair market value of $4.50 per share. The Company recorded $63,000 as deferred compensation at the time the stock was issued and that amount was amortized over the directors’ 12-month terms. For the years ended October 31, 2003, 2002 and 2001, the Company recorded $65,333, $76,125 and $43,875 respectively, of director stock compensation expense.

Deferred Issuance Stock Plan

Effective October 30, 2000, the Company established a deferred issuance stock plan. The purpose of the plan is to optimize the profitability and growth of the Company through long-term incentives, which link the personal interest of participants to those of the Company’s stockholders. The

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

13.	Stock Compensation Plan and Deferred Issuance Plan (continued)

Deferred Issuance Stock Plan (continued)

Company reserved 180,000 shares of common stock for issuance to key employees pursuant to grants under the plan. Generally common stock of the Company will be issued to the participant on the fifth anniversary of the date the award is granted. On February 7, 2003, the Company awarded 25,450 deferred shares, at a fair market value of $4.50 per share. On January 2, 2002, the Company awarded 24,300 deferred shares, at a fair market value of $5.00 per share. On June 1, 2001, the Company awarded 32,300 deferred shares, at a fair market value of $4.75 per share. For the years ended October 31, 2003, 2002 and 2001, the Company recorded $71,531, $47,974 and $12,785, respectively, of stock compensation expense amortization. In fiscal 2003, 2,900 deferred shares were forfeited by employees. In fiscal 2002, 1,200 deferred shares were forfeited by employees.

14.	Property Tax Refund

The Company was involved in an administrative law proceeding involving the valuation of its three golf courses for property tax purposes. The Company previously accrued its property tax expense based on the valuation originally assessed for these properties. During the third quarter 2002, the court issued a final order and decision, ultimately lowering the property taxes owed for the fiscal years 1998 through 2002. Based on this ruling and the Company’s estimate of its property tax liability, the Company lowered its property tax accrual in the third quarter 2002 by $322,000. This amount was included as a reduction to general and administrative expenses. In February 2003, the Company received a refund of property taxes paid of $304,000 plus accrued interest of $104,000. The property tax refund of $304,000 is reflected within general and administrative expenses, and the interest income of $104,000 is reflected in interest income, in the consolidated statement of operations for the year ended October 31, 2003.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2003 and 2002 (in thousands of dollars):

	Year Ended October 31, 2003

	First	Second	Third	Fourth

Revenues	$7,789	$14,484	$18,726	$15,936
Gross profit	$639	$4,637	$4,886	$3,538
Net (loss) income	$(1,883)	$(7,908)	$1,257	$2,070
Net (loss) income per share of common stock; basic and diluted	$(0.54)	$(2.22)	$0.34	$0.57

	Year Ended October 31, 2002

	First	Second	Third	Fourth

Revenues	$7,154	$14,921	$19,267	$13,350
Gross profit	$1,011	$5,289	$5,444	$3,135
Net (loss) income	$(1,063)	$1,078	$695	$(513)
Net (loss) income per share of common stock; basic and diluted	$(0.31)	$0.29	$0.18	$(0.15)

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

15.	Quarterly Results of Operations (Unaudited) (continued)

As discussed in Note 2, the Company adopted EITF Issue No. 01-14 for the year ended October 31, 2003. Comparative financial statements for the prior years have been reclassified to conform with the presentation in the 2003 financial statements. These reclassifications have no impact on net income (loss), earnings per share or cash flows of the Company. Additionally, the Company reclassified litigation expenses associated with the litigation discussed in Note 5 as other expense within continuing operations for all periods presented. Financial information in previously filed Forms 10-Q has been reclassified as follows (in thousands of dollars):

	Year ended October 31, 2003

	First	Second	Third

Revenues as reported	$7,159	$13,614	$17,545
Adjustment for cost reimbursements	630	870	1,181

Revenues as reclassified	$7,789	$14,484	$18,726

Costs and expenses as reported	$9,398	$20,220	$16,173
Adjustment for costs subject to reimbursements	630	870	1,181
Reclassification of litigation expenses	—	(8,000)	(450)

Costs and expenses as reclassified	$10,028	$13,090	$16,904

	Year ended October 31, 2002

	First	Second	Third	Fourth

Revenues as reported	$6,537	$14,085	$18,038	$12,482
Adjustment for cost reimbursements	617	836	1,229	868

Revenues as reclassified	$7,154	$14,921	$19,267	$13,350

Costs and expenses as reported	$8,476	$11,858	$15,429	$12,477
Adjustment for costs subject to reimbursements	617	836	1,229	$868

Costs and expenses as reclassified	$9,093	$12,694	$16,658	13,345

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

16.	Business Segment Information

The Company has two reportable business segments. The Company’s reportable segments are organized by the type of operations and for the years ended October 31, 2003, 2002 and 2001 were: (1) resort activities, including home and villa rental management operations, golf course operations, food and beverage operations, inn and conference facility operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head, South Carolina, area. The Company evaluates performance and allocates resources based on earnings before interest, depreciation and other non-cash items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (Note 1). All intercompany transactions between segments have been eliminated upon consolidation.

Segment information as of and for the years ended October 31, 2003, 2002 and 2001 are as follows (in thousands of dollars):

	Year ended October 31

	2003	2002	2001

Revenues:
Resort	$36,268	$37,615	$36,567
Real estate brokerage	20,667	17,077	17,284

	$56,935	$54,692	$53,851

Cost of revenues:
Resort	$25,031	$24,687	$24,402
Real estate brokerage	14,565	11,576	12,224

	$39,596	$36,263	$36,626

Interest expense:
Resort	$2,271	$2,392	$2,771

	$2,271	$2,392	$2,771

Depreciation and amortization expense:
Resort	$2,513	$2,521	$2,435
Real estate brokerage	65	68	69

	$2,578	$2,589	$2,504

Segment income (loss) before income taxes:
Resort	$(8,065)	$(1,080)	$(3,723)
Real estate brokerage	1,655	1,320	619

	$(6,410)	$240	$(3,104)

Identifiable assets:
Resort	$49,010	$51,859	$54,016
Real estate brokerage	3,804	2,652	1,156

	$52,814	$54,511	$55,172

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Sea Pines Associates, Inc.

October 31, 2003

COL. A	COL. B	COL. C	COL. D.		COL. E

		Additions

		Charged
	Balance at	(Released) to			Balance
	Beginning	Costs and	Deductions -		at End
Description	of Period	Expenses	Describe		of Period

Year Ended October 31, 2003:
Deducted from assets accounts:
Allowance for doubtful accounts	$115,000	$(15,000)	$65,000	(1)	$35,000
Valuation allowance for deferred tax assets	686,000	2,599,000 (2)	—		3,285,000

Total	$801,000	$24,000	$104,000		$3,320,000

Year Ended October 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$30,000	$94,000 (3)	$9,000	(1)	$115,000
Valuation allowance for deferred tax assets	730,000	(44,000)	—		686,000

Total	$760,000	$50,000	$9,000		$801,000

Year Ended October 31, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$18,000	$22,000	$10,000	(1)	$30,000
Valuation allowance for deferred tax assets	23,000	707,000 (2)	—		730,000

Total	$41,000	$729,000	$10,000		$760,000

(1)	Uncollectible accounts written off, net of recoveries.

(2)	The significant increases in the years ended October 31, 2003 and 2001 are due to the Company’s review of its estimate of realization of deferred tax assets, primarily related to the net operating loss carryforwards and the interest rate swaps.

(3)	The significant increase in the year ended October 31, 2002 is due to the Company’s reserve for one significant customer that declared bankruptcy in the year.