Form 10-Q
period 2004-01-31
SEA PINES ASSOCIATES INC
filed 2004-03-16
CIK 846926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2004

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

Yes ☐      No ☒

The number of shares outstanding of the registrant’s common stock as of February 29, 2004 was 3,587,400.

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

Item 1.      Financial Statements

Sea Pines Associates, Inc.
Consolidated Balance Sheets
(In thousands)

	January 31,	October 31,
	2004	2003
	(Unaudited)	(Note)

Assets
Current assets:
Cash and cash equivalents:
Unrestricted	$—	$471
Restricted	4,180	3,571

	4,180	4,042

Accounts receivable, less allowance for doubtful accounts of $35 at January 31, 2004 and October 31, 2003	972	1,420
Inventories	845	792
Prepaid expenses	325	360

Total current assets	6,322	6,614

Deferred loan fees, net	271	279
Other assets, net	60	60

	331	339

Real estate assets:
Operating properties, net	42,214	42,675
Properties held for future development	3,186	3,186

	45,400	45,861

Total assets	$52,053	$52,814

Note:	The condensed consolidated balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts)

	January 31,	October 31,
	2004	2003
	(Unaudited)	(Note)

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,918	$3,543
Advance deposits	4,165	3,441
Line of credit	1,623	—
Current portion of deferred revenue and other long-term liabilities	360	296
Current portion of long-term debt	1,230	1,230

Total current liabilities	10,296	8,510

Long-term debt, less current portion	36,567	36,567
Interest rate swap agreement	1,611	1,744
Deferred revenue and other long-term liabilities	603	660
Payable to trust	2,480	2,480

Total liabilities	51,557	49,961

Commitments and contingencies
Shareholders’ equity:
Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at January 31, 2004 and October 31, 2003, respectively (liquidation preference of $1,679 at January 31, 2004 and October 31, 2003)	1,294	1,294
Series B junior cumulative preferred stock, no par value, 20,000 shares authorized; none issued or outstanding	—	—
Common stock, 23,000,000 shares authorized; no par value; 3,587,400 shares issued and outstanding at January 31, 2004 and October 31, 2003	7,916	7,916
Unearned stock compensation	(222)	(255)
Accumulated deficit	(8,492)	(6,102)

Total shareholders’ equity	496	2,853

Total liabilities and shareholders’ equity	$52,053	$52,814

Note:	The condensed consolidated balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,

	2004	2003

Revenues:
Resort	$3,774	$3,464
Real estate	4,681	3,695
Cost reimbursements	802	629

	9,257	7,788

Costs and expenses:
Cost of revenues	7,220	6,520
Costs subject to reimbursement	802	629
Sales and marketing expenses	863	820
General and administrative expenses	1,585	1,410
Depreciation and amortization	646	648

	11,116	10,027

Loss from operations	(1,859)	(2,239)

Other income (expense):
(Loss) gain on sale of assets	(1)	2
Interest income	3	128
Interest rate swap agreement	133	94
Interest expense	(626)	(564)

	(491)	(340)

Loss before income taxes	(2,350)	(2,579)

Benefit from income taxes	—	696

Net loss	(2,350)	(1,883)

Preferred stock dividend requirements	(40)	(40)

Net loss attributable to common stock	($2,390)	($1,923)

Net loss per share of common stock, basic and diluted	($0.67)	($0.54)

Weighted average shares outstanding	3,587	3,573

See accompanying notes.

Sea Pines Associates, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	January 31,

	2004	2003

Cash flows from operating activities:
Net loss	($2,350)	($1,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	630	635
Amortization of deferred loan fees	16	13
Loss (gain) on sale of assets	1	(2)
Amortization of stock compensation	33	36
Interest rate swap agreement	(133)	(94)
Deferred income taxes	—	(696)
Changes in current assets and liabilities:
Restricted cash	(609)	(580)
Accounts and notes receivable	448	198
Inventories	(53)	(42)
Prepaid expenses	35	96
Accounts payable and accrued expenses	(665)	(1,048)
Advance deposits	724	650
Deferred revenue	7	(38)

Net cash used in operating activities	(1,916)	(2,755)

Cash flows from investing activities:
Proceeds from sale of assets	2	19
Capital expenditures and property acquisitions	(172)	(361)

Net cash used in investing activities	(170)	(342)

Cash flows from financing activities:
Payment of deferred loan fees	(8)	(95)
Borrowings on revolving line of credit	1,100	700
Payments on judgment loan	(1,100)	—
Borrowings on seasonal line of credit	1,623	1,958
Preferred stock dividends paid	—	(40)

Net cash provided by financing activities	1,615	2,523

Net decrease in unrestricted cash and cash equivalents	(471)	(574)
Unrestricted cash and cash equivalents at beginning of period	471	574

Unrestricted cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SEA PINES ASSOCIATES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004 AND 2003
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2003 have been reclassified to conform with the quarter ended January 31, 2004 presentation. Operating results for the three-month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2003.

NOTE 2 — INVENTORIES

Inventories consist of the following (in thousands of dollars):

	January 31,	October 31,
	2004	2003

Merchandise	$668	$592
Supplies, parts and accessories	35	35
Food and beverage	99	121
Other	43	44

	$845	$792

NOTE 3 — REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):

	January 31,	October 31,
	2004	2003

Land and improvements	$26,830	$26,806
Buildings	23,628	23,510
Machinery and equipment	11,967	11,955

	62,425	62,271
Less accumulated depreciation	(20,211)	(19,596)

	$42,214	$42,675

Properties held for future development of $3,186,000 at January 31, 2004 and October 31, 2003, respectively, consist primarily of land and certain future development rights.

NOTE 4 — LONG-TERM DEBT

Long Term Debt and Line of Credit Agreements

Long-term debt consists of loans obtained under a master credit agreement with one bank and include the following (in thousands of dollars):

	January 31 2004	October 31, 2003

Term note payable to bank, bearing interest at the London Interbank Offered Rates (LIBOR) (1.12%% at January 31, 2004), plus 1.40% to 1.85% collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $205,000 in 2004 to $276,667 in 2008, with a balloon payment due on maturity. Interest is payable monthly. The note matures November 1, 2008	$14,797	$14,797

$18.3 million revolving line of credit with bank, bearing interest at LIBOR (1.12% at January 31, 2004), plus 1.40% to 1.85%, collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures November 1, 2007	18,200	17,100

Judgment loan note payable to bank, bearing interest at LIBOR (1.12% at January 31, 2004), plus 2.35% collateralized by substantially all assets of the Company. Interest is payable monthly. The loan facility matures on July 30, 2005	4,800	5,900

	37,797	37,797
Less current portion of long-term debt	(1,230)	(1,230)

Total long-term debt	$36,567	$36,567

The master credit agreement relating to the debt described above contains provisions and covenants which impose certain restrictions on the use of the Company’s assets, including limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

In addition to the term loan, the revolving line of credit and the judgment loan, the master credit agreement includes a $4,500,000 seasonal line of credit (the “Seasonal Line”). Interest is payable monthly at LIBOR plus 1.50%. The Seasonal Line expires on November 1, 2007. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of January 31, 2004, the Seasonal Line had an outstanding balance of $1,623,000. The seasonal line had no outstanding balance at October 31, 2003.

Interest Rate Swaps

The Company has two interest rate swap agreements. The first interest rate swap agreement effectively fixes the interest rate on an $18,000,000 notional principal amount at 5.24% plus a credit margin ranging from 1.40% to 1.85% until the maturity date of the agreement, November 10, 2005. The second interest rate swap agreement effectively fixes the interest rate on a $6,000,000 notional principal amount at 6.58% plus a credit margin ranging from 1.40% to 1.85% until the maturity date of the agreement, November 1, 2005.

Trust Preferred Securities

Sea Pines Associates Trust I holds certain company debentures. Interest on the debentures is used by the Trust to pay interest on the trust preferred securities issued by the trust. The trust preferred securities bear interest at 9.5% per annum with payments due quarterly, nine months in arrears, commencing January 31, 2001. The trust preferred securities mature on January 31, 2030. The Company has the right to redeem the trust preferred securities as specified in the indenture agreement. The interest payments on the trust preferred securities are subordinate in right of payment to all senior debt of the Company. Interest payments on the trust preferred securities have been suspended as a result of restrictions imposed by the judgment loan, and, therefore, the Company has fifteen months of interest accrued as of January 31, 2004. As a result of this suspension the trust preferred securities are currently bearing interest at the penalty rate of 11.51%. The Company has deconsolidated these trust preferred securities in first quarter 2004 (see Note 8).

NOTE 5 — INCOME TAXES

The Company has not recognized any income tax benefit for the three months ended January 31, 2004 related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in the year ending October 31, 2004 and future periods to allow for utilization of the loss.

NOTE 6 — EARNINGS PER SHARE

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

On January 23, 2004, Prudential-Bache/Fogelman Harbour Town Properties, L.P. (“Prudential-Bache/Fogelman”) filed a complaint in the United States District Court, District of South Carolina, Beaufort Division, naming the Company and Sea Pines Company, Inc. as defendants, and seeking a declaratory judgment that Prudential-Bache/Fogelman is the owner of certain trademarks, an injunction prohibiting the Company and Sea Pines Company, Inc. from making any claims of ownership of the trademarks and an unspecified amount of compensatory and punitive damages based on allegations of wrongful interference in Prudential-Bache/Fogelman’s prospective business relations. If the complaint is served, the Company and Sea Pines Company, Inc. intend to respond by denying the allegations and defend the action vigorously. An adverse judgment in this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, except as noted above, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In response to a Financial Accounting Standards Board (“FASB”) staff announcement in November 2001, and in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements received for ‘Out-Of-Pocket’ Expenses Incurred,” which was issued in January 2002, the Company began recording the reimbursements of costs incurred on behalf of other parties (e.g. villa owners, real estate agents) received as cost reimbursements revenues and the costs incurred on behalf of other parties as costs subject to reimbursements in the year ended October 31, 2003. These costs relate primarily to situations where the Company has discretionary responsibility to procure and manage the resources in performing its services under certain contracts. Comparative financial statements for the prior periods have been reclassified to conform with this presentation in the 2004 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance has no effect on the Company’s financial position or result of operations.

In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a Revised Interpretation on FIN 46 (“Revised Interpretation”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has adopted the Revised Interpretation in first quarter 2004. The only effect was the deconsolidation of the Sea Pines Associates Trust I, which was offset by the Company’s recording of a liability for amounts due to the trust. The net impact of deconsolidation did not have a significant impact on the Company’s financial position or results of operations.

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

All inter-company transactions between segments have been eliminated upon consolidation. Segment information for the quarter ended January 31, 2004 is as follows (in thousands of dollars):

	Quarter Ended
	January 31,

	2004	2003
	(Unaudited)	(Unaudited)

Revenues:
Resort	$4,302	$3,892
Real estate brokerage	4,955	3,896

	$9,257	$7,788

Cost of revenues:
Resort	$2,844	$2,904
Real estate brokerage	4,376	3,616

	$7,220	$6,520

Interest expense:
Resort	$626	$564

Depreciation and amortization expense:
Resort	$630	$632
Real estate brokerage	16	16

	$646	$648

Segment income (loss) before income taxes:
Resort	($2,639)	($2,642)
Real estate brokerage	289	63

	($2,350)	($2,579)

	As of	As of
	January 31,	October 31,
	2004	2003
	(Unaudited)	(Audited)

Identifiable assets:
Resort	$48,572	$49,010
Real estate brokerage	3,481	3,804

	$52,053	$52,814

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company’s operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including a 60-room inn, conference facilities, three resort golf courses, a tennis center, home and villa rental management operations, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is a real estate brokerage firm with 15 offices serving Hilton Head Island and its neighboring communities.

Critical Accounting Policies

In preparation of its financial statements, the Company applies accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. The following critical accounting policies have been discussed with the Company’s audit committee.

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, both operating properties and properties held for future development, may not be recoverable. When there are indicators that the carrying amount of a real estate asset may not be recoverable, management assesses the recoverability of the asset by determining whether the carrying value of the real estate asset will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate asset to fair value and the Company recognizes an impairment loss. A projection of expected future cash flows requires management to make certain estimates. If management uses inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of real estate assets and net income of the Company. The Company has not incurred any impairment losses for the periods ended January 31, 2004 and October 31, 2003.

First Quarter 2004 Compared to First Quarter 2003

Revenues

     The Company reported revenues of $9,257,000 for first quarter 2004, a $1,469,000, or 18.8%, increase over first quarter 2003. Resort revenues, excluding cost reimbursements revenues, increased by $310,000, or 8.9%, compared to 2003; while real estate brokerage revenues, excluding cost reimbursements, improved by $986,000, or 26.7%.

	Three Months Ended
	January 31,

	2004	2003	Change	% Change

Resort
Golf	$1,801	$1,714	$87	5.1%
Rental management	538	506	32	6.3
Food and beverage	609	373	236	63.3
Inn at Harbour Town	323	309	14	4.5
Other recreation revenues	394	371	23	6.2
Other	108	191	(83)	(43.5)

	$3,774	$3,464	$310	8.9

Real estate brokerage	4,681	3,695	986	26.7

Cost reimbursements	802	629	173	27.5

Total revenues	$9,257	$7,788	$1,469	18.8%

     The primary factors contributing to the $1,469,000 increase in revenues were as follows:

•	Real estate brokerage revenues increased by $986,000, or 26.7%, during first quarter 2004 as compared with first quarter 2003. This increase was primarily the result of a 26.2% increase in sales volume in first quarter 2004. This improvement is attributable to low mortgage interest rates and a favorable second home real estate market.

•	Golf revenue in first quarter 2003 increased by $87,000, or 5.1%, as compared to first quarter 2003. The number of resort golf rounds played at Harbour Town Golf Links during first quarter 2004 increased by 595 rounds, or 15.8%, from first quarter 2003. This increase in rounds played was partially offset by a $14.02, or 10.9%, decrease in average resort rate paid per round in first quarter 2004 over first quarter 2003. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during first quarter 2004 increased by 329 rounds, or 3.1%, from first quarter 2003. The average resort rate paid per round also increased by $2.98, or 6.2%, in first quarter 2004 over first quarter 2003.

•	Rental management revenue increased by $32,000, or 6.3%, during first quarter 2004 as compared with first quarter 2003. Total guest occupied nights during first quarter 2004 were 3,891 as compared to 3,673 during first quarter 2003. The average daily rate was $129.99 in first quarter 2004, as compared to $130.03 during first quarter 2003.

•	Food and beverage operations generated revenues of $609,000 in first quarter 2004. This represents an increase of $236,000, or 63.3%, over first quarter 2003. This increase was primarily due to a $179,000, or 123.4%, increase in revenue from catering operations, a $30,000, or 38.5%, increase in revenue from the Heritage Grill and a $25,000 or 54.3%, increase in revenue from the Harbour Town Bakery and a $2,000, or 4.2%, increase in revenue from the Lakehouse restaurant.

•	The Inn at Harbour Town generated revenues of $323,000 in first quarter 2004. This represents an increase of $14,000, or 4.5%, over first quarter 2003. Total occupied room nights were 2,117 as compared to 2,129 during first quarter 2003. The average daily rate was $148.05 during first quarter 2004, as compared to $141.34 during first quarter 2003.

•	Other recreation services revenue increased by $23,000, or 6.2%, during first quarter 2004 as compared with first quarter 2003. This increase is the result of increased revenue from the Company’s fitness center and bike shop operations.

•	Other revenue decreased by $83,000, or 43.5%, during first quarter 2004 as compared with first quarter 2003. This decrease is primarily due to decreased membership sales revenue related to the Sea Pines Country Club. During first quarter 2004, no memberships were sold as compared to two memberships sold during first quarter 2003.

•	Cost reimbursements increased by $173,000 during first quarter 2004 as compared with first quarter 2003. This increase was primarily reflected increased housekeeping services and property maintenance services reimbursed by rental property owners.

Cost of revenues

     Cost of revenues were $7,220,000 in first quarter 2004, representing an increase of $700,000, or 10.7%, over first quarter 2003. This increase primarily was attributable to increased commissions earned by real estate sales agents as a result of improved real estate sales activity.

Expenses

•	Sales and marketing expenses increased by $43,000, or 5.2%, and totaled $863,000 in first quarter 2004. This increase was primarily the result of increased real estate marketing promotions and conference sales expenses.

•	General and administrative expenses increased by $175,000, or 12.4%, totaling $1,585,000 for first quarter 2004. Excluding the effect of the property tax refund of $304,000 received and recorded in first quarter 2003, general and administrative expenses decreased by $129,000. This decrease is primarily the result of a $149,000 decrease in medical claims associated with the Company’s self-funded medical plan.

•	Depreciation and amortization expense decreased by $2,000 or 0.3%, and totaled $646,000 in first quarter 2004.

Other income (expense)

•	The Company reports changes in the value of its interest rate swap agreements in its operations. The Company recorded interest rate swap agreement income of $133,000 in first quarter 2004. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Interest income decreased by $125,000 during first quarter 2004 as compared to first quarter 2003. This was primarily as a result of the Company receiving interest of $104,000 during first quarter 2003 on excess property taxes paid from fiscal 1998 through fiscal 2001.

•	Loss on the sale of assets totaled $1,000 for first quarter 2004.

•	Interest expense increased by $62,000, or 10.9%, during first quarter 2004 as compared to first quarter 2003. This increase is primarily the result of increased interest expense related to the additional debt from the judgment loan and the higher rate of interest on the trust preferred securities as described in Note 4 to the financial statements.

Income taxes

The Company has not recognized any income tax benefit for first quarter 2004 related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of the loss.

Financial Condition, Liquidity and Capital Resources

     The Company’s financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through February has historically been the Company’s low resort revenue and real estate sales season, and the period from March through October has historically been the Company’s high season.

     Cash and cash equivalents increased by $138,000 during first quarter 2004 and totaled approximately $4,180,000 at January 31, 2004, all of which was restricted. Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners. Working capital (current assets less current liabilities) decreased during first quarter 2004 by $2,078,000, resulting in a working capital deficit of $3,974,000 at January 31, 2004.

     Under the Company’s master credit agreement, the Company maintains four loan facilities:

a term loan, a revolving line of credit, a judgment loan and a seasonal line of credit. Available funds under these four loan facilities total $42,397,000, of which $39,420,000 was outstanding at January 31, 2004.

     The term loan had an outstanding principal amount of $14,797,000 as of January 31, 2004 and matures on November 1, 2008. The revolving line of credit had an outstanding balance of $18,200,000 as of January 31, 2004 and matures on November 1, 2007. The judgment loan had an outstanding balance of $4,800,000 on January 31, 2004 and matures on July 30, 2005. The maximum potential available borrowings under the seasonal line of credit totals $4,500,000. It is used to meet cash requirements during the Company’s off-season winter months. As of January 31, 2004, the seasonal line of credit had an outstanding balance of $1,623,000. The seasonal line of credit expires on November 1, 2007.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

     During the quarter ended January 31, 2004, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Item 4.      Controls and Procedures

     As of January 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15-(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2004, the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

On January 23, 2004, Prudential-Bache/Fogelman Harbour Town Properties, L.P. (“Prudential-Bache/Fogelman”) filed a complaint in the United States District Court, District of South Carolina, Beaufort Division, naming the Company and Sea Pines Company, Inc. as defendants, and seeking a declaratory judgment that Prudential-Bache/Fogelman is the owner of certain trademarks, an injunction prohibiting the Company and Sea Pines Company, Inc. from making any claims of ownership of the trademarks and an unspecified amount of compensatory and punitive damages based on allegations of wrongful interference in Prudential-Bache/Fogelman’s prospective business relations. If the complaint is served, the Company and Sea Pines Company, Inc. intend to respond by denying the allegations and defend the action vigorously. An adverse judgment in this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, except as noted above, no currently pending claims and suits against the Company will have a material adverse effect on the Company.

Item 2.      Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

None

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters To A Vote of Security Holders

None

Item 5.      Other Information

None

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits:

See attached Exhibit Index

(b)	Reports on Form 8-K filed during the quarter ended January 31, 2004, the items reported, any financial statements filed, and the dates of any such reports are listed below.

(i)	Sea Pines Associates, Inc., current report on Form 8-K dated December 11, 2003, reporting under Item 5 the Company’s disclosure of a Settlement Agreement and Release between Grey Point Associates, et. al. and Sea Pines Company, Inc., a wholly owned subsidiary of Sea Pines Associates, Inc.

(ii)	Sea Pines Associates, Inc., current report on Form 8-K dated January 9, 2004, reporting under Item 7 the distribution to shareholders of a newsletter containing information regarding Sea Pines Associates, Inc. results of operations and financial condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA PINES ASSOCIATES, INC.

Date: March 16, 2004	/s/Michael E. Lawrence

Michael E. Lawrence
Chief Executive Officer

Date: March 16, 2004	/s/Steven P. Birdwell

Steven P. Birdwell
Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.

3(a)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(a) to Form 10-K filed January 29, 2001)

3(b)	Amended Bylaws of Registrant as revised September 30, 2002 (Incorporated by reference to Exhibit 3(b) to Form 10-K filed January 17, 2003)

4(a)	Second Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and Wachovia Bank, N.A. dated as of August 5, 2003 (Incorporated by reference to Exhibit 1.1 of Form 8-A 12G/A filed August 5, 2003)

4(b)	Amended and Restated Trust Agreement dated February 1, 2000 by Sea Pines Associates, Inc. (Incorporated by reference to Exhibit 4(f) to Form 10-Q filed June 14, 2000)

4(c)	Junior Subordinated Indenture dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(d) to Form 10-Q filed June 14, 2000)

4(d)	Guarantee Agreement dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(e) to Form 10-Q filed June 14, 2000)

Exhibit No.

10(a)	Settlement Agreement and Release between Sea Pines Company, Inc. and Thomas M. DiVenere, Irwin (Pete) Pomranz and Grey Point Associates, Inc. dated October 6, 2003 (Incorporated by reference to Exhibit 1 to Form 8-K filed December 11, 2003)

10(b)	Waiver with respect to the Credit Agreement in 10(c) below dated December 17, 2003 (Incorporated by reference to Exhibit 10(b) to Form 10-K filed January 28, 2004)

10(c)	Amended and Restated Master Credit Agreement dated as of October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(c) to Form 10-K filed January 17, 2003)

10(d)	Second Amended and Restated Term Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(d) to Form 10-K filed January 17, 2003)

10(e)	Second Amended and Restated Revolving Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(e) to Form 10-K filed January 17, 2003)

10(f)	Second Amended and Restated Seasonal Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(f) to Form 10-K filed January 17, 2003)

10(g)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(g) to Form 10-K filed January 17, 2003)

Exhibit No.

10(h)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(h) to Form 10-K filed January 17, 2003)

10(i)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(i) to Form 10-K filed January 17, 2003)

10(j)	Second Master Amendment to Collateral Assignments dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(j) to Form 10-K filed January 17, 2003)

10(k)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated September 30, 1998 (Incorporated by reference to Exhibit 10(s) to Form 10-K filed January 29, 1999)

10(l)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated May 4, 2000 (Incorporated by reference to Exhibit 10(l) to Form 10-K filed January 17, 2003)

10(m)	License and Use Agreement dated June 30, 1998 between Sea Pines Company, Inc. and CC-Hilton Head, Inc. (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1999)

10(n)	Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.1 to Form S-8 filed June 18, 2001)*

10(o)	First Amendment to Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.2 to Form S-8 filed June 18, 2001)*

Exhibit No.

10(p)	Sea Pines Associates, Inc. Deferred Issuance Stock Plan (Incorporated by reference to Exhibit 4.3 to Form S-8 filed June 18, 2001)*

10(q)	Waiver with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(q) to Form 10-Q filed July 16, 2003)

10(r)	First Modification and Waiver Agreement to the Amended and Restated Master Credit Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with Respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(r) to Form 10-Q filed September 12, 2003)

10(s)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(g) above (Incorporated by reference to Exhibit 10(s) to Form 10-Q filed September 12, 2003)

10(t)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(h) above (Incorporated by reference to Exhibit 10(t) to Form 10-Q filed September 12, 2003)

10(u)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(i) above (Incorporated by reference to Exhibit 10(u) to Form 10-Q filed September 12, 2003)

10(v)	Judgment Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the First Modification and Waiver Agreement in 10(r) above (Incorporated by reference to Exhibit 10(v) to Form 10-Q filed September 12, 2003)

Exhibit No.

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32(a)	Section 1350 Certification of Chief Executive Officer

32(b)	Section 1350 Certification of Chief Financial Officer

99.1	Safe Harbor Disclosure

*	Management Contract or Compensatory Plan or Arrangement