Form 10-Q
period 2004-04-30
SEA PINES ASSOCIATES INC
filed 2004-06-08
CIK 846926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act.) Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock as of May 31, 2004 was 3,600,500.

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

Item 1. Financial Statements

Sea Pines Associates, Inc.

Condensed Consolidated Balance Sheets (In thousands)

	April 30,	October 31,
	2004	2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents:
Unrestricted	$402	$471
Restricted	6,466	3,571

	6,868	4,042
Accounts receivable, less allowance for doubtful accounts of $31 and $115 at April 30, 2004 and October 31, 2003	2,353	1,420
Inventories	889	792
Prepaid expenses	561	360

Total current assets	10,671	6,614

Deferred loan fees, net	255	279
Other assets, net	60	60

	315	339
Real estate assets:
Operating properties, net	41,736	42,675
Properties held for future development	3,186	3,186

	44,922	45,861

Total assets	$55,908	$52,814

Note:	The condensed consolidated balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	April 30,	October 31,
	2004	2003
	(Unaudited)	(Note)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,390	$3,543
Advance deposits	6,279	3,441
Line of credit	1,077	—
Current portion of deferred revenue and other long-term liabilities	642	296
Current portion of long-term debt	1,230	1,230

Total current liabilities	13,618	8,510

Long-term debt, less current portion	36,567	36,567
Interest rate swap agreement	1,296	1,744
Deferred revenue and other long-term liabilities	545	660
Payable to trust	2,480	2,480

Total liabilities	54,506	49,961

Commitments and contingencies Shareholders’ equity:
Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at April 30, 2004 and October 31, 2003, respectively (liquidation preference of $1,679 at April 30, 2004 and October 31, 2003)	1,294	1,294
Series B junior cumulative preferred stock, no par value, 20,000 shares authorized; none issued or outstanding	—	—
Common stock, 23,000,000 shares authorized; no par value; 3,600,500 shares and 3,587,400 shares issued and outstanding at April 30, 2004 and October 31, 2003	8,063	7,916
Unearned stock compensation	(337)	(255)
Accumulated deficit	(7,618)	(6,102)

Total shareholders’ equity	1,402	2,853

Total liabilities and shareholders’ equity	$55,908	$52,814

Note:	The condensed consolidated balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
Revenues:
Resort	$10,267	$9,926	$14,041	$13,390
Real estate	6,048	3,688	10,729	7,383
Cost reimbursements	854	870	1,656	1,500

	17,169	14,484	26,426	22,273

Costs and expenses:
Cost of revenues	11,447	8,977	18,667	15,497
Costs subject to reimbursement	854	870	1,656	1,500
Sales and marketing expenses	1,439	890	2,302	1,710
General and administrative expenses	1,569	1,707	3,154	3,117
Depreciation and amortization	643	646	1,289	1,294

	15,952	13,090	27,068	23,118

Income (loss) from operations	1,217	1,394	(642)	(845)
Other income (expense):
Gain (loss) on sale of assets, net	2	(6)	1	(4)
Interest income	7	28	10	156
Interest rate swap agreement	315	(70)	448	24
Interest expense	(627)	(558)	(1,253)	(1,122)
Litigation expense	—	(8,000)	—	(8,000)

	(303)	(8,606)	(794)	(8,946)

Income (loss) before income taxes	914	(7,212)	(1,436)	(9,791)
Provision for income taxes	—	(696)	—	—

Net income (loss)	914	(7,908)	(1,436)	(9,791)
Preferred stock dividend requirements	(40)	(40)	(80)	(80)

Net income (loss) attributable to common stock	$874	($7,948)	($1,516)	($9,871)

Net income (loss) per share of common stock, basic and diluted	$0.24	($2.22)	($0.42)	($2.76)

Weighted average shares outstanding	3,591	3,573	3,589	3,573

See accompanying notes.

Sea Pines Associates, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	April 30,
	2004	2003
Cash flows from operating activities:
Net loss	($1,436)	($9,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,257	1,273
Amortization of deferred loan fees	32	21
Allowance for doubtful accounts	—	(84)
(Gain) loss on sale of assets	(1)	4
Amortization of stock compensation	65	70
Interest rate swap agreement	(448)	(24)
Changes in current assets and liabilities:
Restricted cash	(2,895)	(2,062)
Accounts and notes receivable	(933)	(126)
Inventories	(97)	(136)
Prepaid expenses	(201)	(261)
Accounts payable and accrued expenses	767	153
Accrued litigation	—	8,000
Advance deposits	2,838	1,960
Deferred revenue	231	(30)

Net cash used in operating activities	(821)	(1,033)

Cash flows from investing activities:
Proceeds from sale of assets	4	28
Capital expenditures and property acquisitions	(321)	(877)

Net cash used in investing activities	(317)	(849)

Cash flows from financing activities:
Payment of deferred loan fees	(8)	(95)
Borrowings on revolving line of credit	1,100	700
Payments on judgment loan	(1,100)	—
Borrowings on seasonal line of credit	1,077	1,387
Preferred stock dividends paid	—	(80)

Net cash provided by financing activities	1,069	1,912

Net (decrease) increase in unrestricted cash and cash equivalents	(69)	30
Unrestricted cash and cash equivalents at beginning of period	471	574

Unrestricted cash and cash equivalents at end of period	$402	$604

See accompanying notes.

SEA PINES ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2003 have been reclassified to conform with the quarter ended April 30, 2004 presentation. Operating results for the three-month and six-month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. The Company’s financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through February has historically been the Company’s low resort revenue and real estate sales season, and the period from March through October has historically been the Company’s high season. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2003.

NOTE 2 — RESTRICTED CASH

Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners.

NOTE 3 — INVENTORIES

Inventories consist of the following (in thousands of dollars):

	April 30,	October 31,
	2004	2003
Merchandise	$643	$592
Supplies, parts and accessories	35	35
Food and beverage	162	121
Other	49	44

	$889	$792

NOTE 4 — REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):

	April 30,	October 31,
	2004	2003
Land and improvements	$26,856	$26,806
Buildings	23,699	23,510
Machinery and equipment	11,998	11,955

	62,553	62,271
Less accumulated depreciation	(20,817)	(19,596)

	$41,736	$42,675

Properties held for future development of $3,186,000 at April 30, 2004 and October 31, 2003, respectively, consist primarily of land and certain future development rights.

NOTE 5 — LONG-TERM DEBT

Long Term Debt and Line of Credit Agreements

Long-term debt consists of loans obtained under a master credit agreement with one bank and include the following (in thousands of dollars):

	April 30, 2004	October 31, 2003
Term note payable to bank, bearing interest at the London Interbank Offered Rates (LIBOR) (1.09%% at April 30, 2004), plus 1.40% to 1.85% collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $205,000 in 2004 to $276,667 in 2008, with a balloon payment due on maturity. Interest is payable monthly. The note matures November 1, 2008.	$14,797	$14,797
$18.3 million revolving line of credit with bank, bearing interest at LIBOR (1.09% at April 30, 2004), plus 1.40% to 1.85%, collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures November 1, 2007.	18,200	17,100
Judgment loan note payable to bank, bearing interest at LIBOR (1.09% at April 30, 2004), plus 2.35% collateralized by substantially all assets of the Company. Interest is payable monthly. The loan facility matures on July 30, 2005.	4,800	5,900

	37,797	37,797
Less current portion of long-term debt	(1,230)	(1,230)

Total long-term debt	$36,567	$36,567

The master credit agreement relating to the debt described above contains provisions and covenants which impose certain restrictions on the use of the Company’s assets, including limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The Articles of Incorporation of the Company provide for dividends on the preferred stock of $0.722 per share per annum to be paid in arrears. The terms of the judgment loan described in the Company’s consolidated financial statements for the year ended October 31, 2003 required the Company to cease the payment of dividends on its preferred stock and interest on its trust preferred securities. As of April 30, 2004, the Company has accrued $80,000 of dividends on the preferred stock applicable to the year ending October 31, 2003. The Company may resume these dividend and interest payments with approval from its bank.

In addition to the term loan, the revolving line of credit and the judgment loan, the master credit agreement includes a $4,500,000 seasonal line of credit (the “Seasonal Line”). Interest is payable monthly at LIBOR plus 1.50%. The Seasonal Line expires on November 1, 2007. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. As of April 30, 2004, the Seasonal Line had an outstanding balance of $1,077,000. The seasonal line had no outstanding balance at October 31, 2003.

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

Trust Preferred Securities

Sea Pines Associates Trust I (the “Trust”) holds certain company debentures. Interest on the debentures is used by the Trust to pay interest on the trust preferred securities issued by the Trust. The trust preferred securities bear interest at 9.5% per annum with payments due quarterly, nine months in arrears, commencing January 31, 2001. The trust preferred securities mature on January 31, 2030. The Company has the right to redeem the trust preferred securities as specified in the indenture agreement. The interest payments on the trust preferred securities are subordinate in right of payment to all senior debt of the Company. Interest payments on the trust preferred securities have been suspended as a result of restrictions imposed by the judgment loan, and, therefore, the Company has eighteen months of interest accrued as of April 30, 2004. As a result of this suspension, the trust preferred securities are currently bearing interest at the penalty rate of 11.51%. The Company deconsolidated these trust preferred securities in first quarter 2004 (see Note 8).

NOTE 6 — INCOME TAXES

The Company has not recognized any income tax benefit for the six months ended April 30, 2004 related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in the year ending October 31, 2004 and future periods to allow for utilization of the loss.

The Company’s income tax expense of $696,000 in the second quarter 2003 results from its reversal of the income tax benefit previously recognized during the first quarter 2003 based on the net loss to date at that time.

NOTE 7 — EARNINGS PER SHARE

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

On January 23, 2004, Prudential-Bache/Fogelman Harbour Town Properties, L.P. (“Prudential-Bache/Fogelman”) filed a complaint in the United States District Court, District of South Carolina, Beaufort Division, naming the Company and Sea Pines Company, Inc. as defendants, and seeking a declaratory judgment that Prudential-Bache/Fogelman is the owner of certain trademarks, an injunction prohibiting the Company and Sea Pines Company, Inc. from making any claims of ownership of the trademarks and an unspecified amount of compensatory and punitive damages based on allegations of wrongful interference in Prudential-Bache/Fogelman’s prospective business relations. Service was accepted on May 21, 2004 and the Company and Sea Pines Company, Inc. intend to respond by denying the allegations and defending the actions vigorously. An adverse judgment in this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

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

In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a Revised Interpretation on FIN 46 (“Revised Interpretation”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted the Revised Interpretation in first quarter 2004. The only effect was the deconsolidation of the Sea Pines Associates Trust I, which was offset by the Company’s recording of a liability for amounts due to the trust. The net impact of deconsolidation did not have any impact on the Company’s financial position or results of operations.

NOTE 10 — BUSINESS SEGMENT INFORMATION

The Company has two reportable business segments. The Company’s reportable segments are organized by the type of operations and include: (1) resort activities, including home and villa rental management operations, golf course and tennis center operations, food and beverage operations, inn and conference facility operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head Island, South Carolina area.

All inter-company transactions between segments have been eliminated upon consolidation. Segment information as of and for the quarters and six months ended April 30, 2004 and 2003 are as follows (in thousands of dollars):

	Quarter Ended		Six Months Ended
	April 30,		April 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Resort	$10,267	$9,926	$14,041	$13,390
Real estate brokerage	6,048	3,688	10,729	7,383

	$16,315	$13,614	$24,770	$20,773

Cost of revenues:
Resort	$6,102	$5,577	$8,946	$10,163
Real estate brokerage	5,345	3,400	9,721	5,334

	$11,447	$8,977	$18,667	$15,497

Interest expense:
Resort	$627	$558	$1,253	$1,122

Depreciation and amortization expense:
Resort	$627	$630	$1,257	$1,262
Real estate brokerage	16	16	32	32

	$643	$646	$1,289	$1,294

Segment (loss) income before income taxes:
Resort	227	($7,483)	($2,412)	($10,125)
Real estate brokerage	687	271	976	334

	$914	($7,212)	($1,436)	($9,791)

	As of	As of
	April 30, 2004	October 31, 2003
	(Unaudited)	(Audited)
Identifiable assets:
Resort	$51,438	$49,010
Real estate brokerage	4,470	3,804

	$55,908	$52,814

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company’s operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including a 60-room inn, conference facilities, three resort golf courses, a tennis center, home and villa rental management operations, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is a real estate brokerage firm with 11 offices serving Hilton Head Island and its neighboring communities.

Critical Accounting Policies

In the preparation of its financial statements, the Company applies accounting principles generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. The following critical accounting policies have been discussed with the Company’s audit committee.

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, both operating properties and properties held for future development, may not be recoverable. When there are indicators that the carrying amount of a real estate asset may not be recoverable, management assesses the recoverability of the asset by determining whether the carrying value of the real estate asset will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate asset to fair value and the Company recognizes an impairment loss. A projection of expected future cash flows requires management to make certain estimates. If management uses inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of real estate assets and net income of the Company. The Company has not incurred any impairment losses for the period ended April 30, 2004 and the year ended October 31, 2003.

Second Quarter 2004 Compared to Second Quarter 2003

Revenues

     The Company reported revenues of $17,169,000 for second quarter 2004, a $2,685,000, or 18.5%, increase over second quarter 2003. Resort revenues, excluding cost reimbursements, increased by $341,000, or 3.4%, compared to 2003; while real estate brokerage revenues, excluding cost reimbursements, improved by $2,360,000, or 64.0%.

	Three Months Ended
	April 30,
	2004	2003	Change	% Change
Resort
Golf	$3,318	$3,339	$(21)	(0.6)
Rental management	2,518	2,809	(291)	(10.4)
Food and beverage	1,740	1,292	448	34.7
Inn at Harbour Town	827	675	152	22.5
Other recreation revenues	1,658	1,583	75	4.7
Other	206	228	(22)	(9.6)

	10,267	9,926	341	3.4
Real estate brokerage	6,048	3,688	2,360	64.0
Cost reimbursements	854	870	(16)	1.8

Total revenues	$17,169	$14,484	$2,685	18.5

     The primary factors contributing to the $2,685,000 increase in revenues were as follows:

•	Golf revenue in the second quarter 2004 decreased by $21,000, or 0.6%, as compared with the second quarter 2003. The number of resort golf rounds played at Harbour Town Golf Links during the second quarter 2004 decreased by 213 rounds, or 3.2%, from the second quarter 2003. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during the second quarter 2004 increased by 285 rounds, or 1.7%, from the second quarter 2003. This net increase in rounds played was offset by a 1.1% decrease in average resort rate paid per round in the second quarter 2004 over the second quarter 2003.

•	Rental management revenue decreased by $291,000, or 10.4%, during the second quarter 2004 as compared with the second quarter 2003. Total guest occupied nights during the second quarter 2004 decreased by 1,699 nights, or 12.1%, from the second quarter 2003. This decrease in guest occupied nights was partially offset by a $2.73, or 1.4%, increase in average daily rate in the second quarter 2004 over the second quarter 2003.

•	Food and beverage operations generated revenues of $1,740,000 in the second quarter 2004. This represents an increase of $448,000, or 34.7%, over the second quarter 2003. This increase was primarily due to a $281,000, or 41.2%, increase in revenue from catering operations, a $79,000, or 48.2%, increase in revenue from the Heritage Grill, a $42,000 or 42.4%, increase in revenue from the Sea Pines Beach Club, a $31,000 or 31.0%, increase in revenue from the Habour Town Bakery and a $15,000 increase in revenue from other food and beverage operations.

•	The Inn at Harbour Town generated revenues of $827,000 in the second quarter 2004. This represents an increase of $152,000, or 22.5%, over the second quarter 2003. Total occupied room nights were 3,823 as compared to 3,122 during the second quarter 2003. The average daily rate was $201.71 during the second quarter 2004, as compared to $210.86 during the second quarter 2003.

•	Other recreation services revenue increased by $75,000, or 4.7%, during the second quarter 2004 as compared with the second quarter 2003. This increase is primarily the result of a $34,000, or 7.8%, increase in revenue from the Sea Pines Racquet Club and a $31,000, or 14.4%, increase in revenue from the Company’s fitness center and bike shop operations.

•	Other revenue decreased by $22,000, or 9.6%, during the second quarter 2004 as compared with the second quarter 2003. This decrease is primarily due to a reduction in licensing fee revenue from the TidePointe retirement community.

•	Real estate brokerage revenues increased by $2,360,000, or 64.0%, during the second quarter 2004 as compared with the second quarter 2003. Real estate brokerage revenues are very closely tied to real estate sales. The dramatic increase in sales is the result of favorable economic conditions, an expansion of marketing efforts to the mainland markets, the addition of several new agents, and the continuation of management’s focus on listings and individual agent marketing.

•	Cost reimbursements increased by $16,000 during the second quarter 2004 as compared with the second quarter 2003.

Cost of revenues

     Cost of revenues was $11,447,000 in the second quarter 2004, representing an increase of $2,470,000, or 27.5%, over the second quarter 2003. Approximately $1,945,000 of this increase was attributable to increased commissions earned by real estate sales agents as a result of improved real estate sales activity. The remainder of this increase related to increased resort revenue activities.

Expenses

•	Sales and marketing expenses increased by $549,000, or 61.7%, and totaled $1,439,000 in the second quarter 2004. This increase was primarily due to a $311,000, or 71.5%, increase in resort marketing promotions and expenses, the recording of $178,000 in resort marketing barter expenses, a $38,000, or 26.0%, increase in conference sales expenses and a $22,000, or 7.1%, increase in real estate marketing expenses.

•	General and administrative expenses decreased by $138,000, or 8.1%, totaling $1,569,000 for the second quarter 2004. This decrease is primarily the result of a $140,000 decrease in medical claims associated with the Company’s self-funded medical plan.

•	Depreciation and amortization expense decreased by $3,000, or 0.5%, and totaled $643,000 in the second quarter 2004.

Other income (expense)

•	The Company reports changes in the value of its interest rate swap agreements in its operations. The Company recorded interest rate swap agreement income of $315,000 in the second quarter 2004. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Interest income decreased by $21,000 during the second quarter 2004 as compared to the second quarter 2003. The decrease is primarily the result of the payoff of the note receivable that the Company held in September 2003.

•	Gain on the sale of assets totaled $2,000 for the second quarter 2004.

•	Interest expense increased by $69,000, or 12.4%, during the second quarter 2004 as compared to the second quarter 2003. This increase is primarily the result of increased interest expense related to the additional debt from the judgment loan and the higher rate of interest on the trust preferred securities as described in Note 5 to the financial statements.

•	Litigation expenses totaling $8,000,000 were recorded during second quarter 2003. On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et al. v. Sea Pines Company, Inc. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community. On October 6, 2003, the Company agreed pursuant to the terms of a settlement agreement and release to pay $5.9 million to settle the lawsuit. The Company incurred $424,000 in legal fees and related expenses in connection with the lawsuit.

Income taxes

     The Company has not recognized any income tax benefit for the second quarter 2004 related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of the loss. The Company’s income tax expense of $696,000 in the second quarter 2003 results from its reversal of the income tax benefit previously recognized during the first quarter 2003 based on the net loss to date at that time.

First Six Months 2004 Compared to First Six Months 2003

Revenues

     The Company reported revenues of $26,426,000 for the first six months 2004, a $4,153,000, or 18.6%, increase over the first six months 2003. Resort revenues, excluding cost reimbursements, increased by $651,000, or 4.9%, compared to 2003; while real estate brokerage revenues, excluding cost reimbursements, improved by $3,346,000, or 45.3%.

	Six Months Ended
	April 30,
	2004	2003	Change	% Change
Resort
Golf	$5,119	$5,053	$66	1.3
Rental management	3,056	3,315	(259)	(7.8)
Food and beverage	2,349	1,665	684	41.1
Inn at Harbour Town	1,150	984	166	16.9
Other recreation revenues	2,052	1,954	98	5.0
Other	315	419	(104)	(24.8)

	14,041	13,390	651	4.9
Real estate brokerage	10,729	7,383	3,346	45.3
Cost reimbursements	1,656	1,500	156	10.4

Total revenues	$26,426	$22,273	$4,153	18.6

     The primary factors contributing to the $4,153,000 increase in revenues were as follows:

•	Golf revenue in the first six months 2004 increased by $66,000, or 1.3%, as compared to the first six months 2003. The number of resort golf rounds played at Harbour Town Golf Links during the first six months 2004 increased by 382 rounds, or 3.7%, from the first six months 2003. This increase in rounds played was partially offset by a $6.26, or 4.4%, decrease in the average resort rate paid per round in the first six months 2004 over the first six months 2003. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during the first six months 2004 increased by 614 rounds, or 2.4%, from the first six months 2003. The average resort rate paid per round increased by $.51, or 0.8%, in the first six months 2004 over the first six months 2003.

•	Rental management revenue decreased by $259,000, or 7.8%, during the first six months 2004 as compared with the first six months 2003. Total guest occupied nights decreased by 1,481 nights, or 8.4%, during the first six months 2004 as compared with the first six months 2003. The average daily rate was $179.44 in the first six months 2004, as compared to $179.41 during the first six months 2003.

•	Food and beverage operations generated revenues of $2,349,000 in the first six months 2004. This represents an increase of $684,000, or 41.1%, over the first six months 2003. This increase was primarily due to a $459,000, or 55.4%, increase in revenue from catering operations, a $109,000, or 45.0%, increase in revenue from the Heritage Grill, a $56,000 or 38.4%, increase in revenue from the Harbour Town Bakery and a $42,000, or 42.0%, increase in revenue from the Sea Pines Beach Club and an $18,000 increase in revenue from other food and beverage operations.

•	The Inn at Harbour Town generated revenues of $1,150,000 in the first six months 2004. This represents an increase of $166,000, or 16.9%, over the first six months 2003. Total guest occupied nights increased by 768 nights, or 15.3%, during the first six months 2004 as compared with the first six months 2003. The average daily rate was $183.42 during the first six months 2004, as compared to $183.36 during the first six months 2003.

•	Other recreation services revenue increased by $98,000, or 5.0%, during the first six months 2004 as compared with the first six months 2003. This increase is primarily the result of a $48,000, or 13.5%, increase in revenue from the Company’s fitness center and bike shop operations and a $40,000, or 6.0%, increase in revenue from the Sea Pines Racquet Club.

•	Other revenue decreased by $104,000, or 24.8%, during the first six months 2004 as compared with the first six months 2003. This decrease is primarily due to a reduction in licensing fee revenue from the TidePointe retirement community and decreased membership sales revenue related to the Sea Pines Country Club.

•	Real estate brokerage revenues increased by $3,346,000, or 45.3%, during the first six months 2004 as compared with the first six months 2003. Real estate brokerage revenues are very closely tied to real estate sales. The dramatic increase in sales is the result of favorable economic conditions, an expansion of our marketing efforts to the mainland markets, the addition of several new agents, and the continuation of management’s focus on listings and individual agent marketing.

•	Cost reimbursements increased by $156,000 during the first six months 2004 as compared with the first six months 2003. The increase was primarily the result of increased real estate marketing costs reimbursed by real estate agents.

Cost of revenues

     Cost of revenues was $18,667,000 in the first six months 2004, representing an increase of $3,170,000, or 20.5%, over the first six months 2003. Approximately $2,705,000 of this increase was attributable to increased commissions earned by real estate sales agents as a result of improved real estate sales activity. The remainder of this increase related to increased resort revenue activities.

Expenses

•	Sales and marketing expenses increased by $592,000, or 34.6%, and totaled $2,302,000 for the first six months 2004. This increase was primarily due to a $285,000, or 32.0%,

increase in resort marketing promotions and expenses, the recording of $178,000 in resort marketing barter expenses, a $66,000, or 24.2%, increase in conference sales expenses and a $63,000, or 11.6%, increase in real estate marketing expenses.

•	General and administrative expenses increased by $37,000, or 1.2%, totaling $3,154,000 for the first six months 2004. Excluding the effect of a property tax refund of $304,000 received and recorded in the first quarter 2003, general and administrative expenses decreased by $267,000. This decrease is primarily the result of a $289,000 decrease in medical claims associated with the Company’s self-funded medical plan.

•	Depreciation and amortization expense decreased by $5,000, or 0.4%, and totaled $1,289,000 for the first six months 2004.

Other income (expense)

•	The Company reports changes in the value of its interest rate swap agreements in its operations. The Company recorded interest rate swap agreement income of $448,000 during the first six months 2004. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Interest income decreased by $146,000 during the first six months 2004 as compared to the first six months 2003. This was primarily as a result of the Company receiving interest of $104,000 during first quarter 2003 on excess property taxes paid from fiscal 1998 through fiscal 2001 and the payoff of a note receivable that the Company held in September 2003.

•	Gain on the sale of assets totaled $1,000 for the first six months 2004.

•	Interest expense increased by $131,000, or 11.7%, during the first six months 2004 as compared to the first six months 2003. This increase is primarily the result of increased interest expense related to the additional debt from the judgment loan and the higher rate of interest on the trust preferred securities as described in Note 5 to the financial statements.

•	Litigation expenses totaling $8,000,000 were recorded during second quarter 2003. On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et al. v. Sea Pines Company, Inc. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community. On October 6, 2003, the Company agreed pursuant to the terms of a settlement agreement and release to pay $5.9 million to settle the lawsuit. The Company incurred $424,000 in legal fees and related expenses in connection with the lawsuit.

Income taxes

     The Company has not recognized any income tax benefit for the first six months 2004 related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of the loss.

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

     Cash and cash equivalents increased by $2,826,000 since October 31, 2003 and totaled approximately $6,868,000 at April 30, 2004, of which $6,466,000 was restricted. Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners. Working capital (current assets less current liabilities) decreased from October 31, 2003 by $1,051,000, resulting in a working capital deficit of $2,947,000 at April 30, 2004.

     Accounts receivable increased by $933,000 since October 31, 2003 and totaled approximately $2,353,000 at April 30, 2004. Group (corporate) business typically increases dramatically during April due to the MCI Heritage golf tournament, and the majority of this business is billed to the corporations in April and subsequently paid during the month of May.

     Under the Company’s master credit agreement, the Company maintains four loan facilities: a term loan, a revolving line of credit, a judgment loan and a seasonal line of credit. Available funds under these four loan facilities total $42,397,000, of which $38,874,000 was outstanding at April 30, 2004.

     The term loan had an outstanding principal amount of $14,797,000 as of April 30, 2004 and matures on November 1, 2008. The revolving line of credit had an outstanding balance of $18,200,000 as of April 30, 2004 and matures on November 1, 2007. The judgment loan had an outstanding balance of $4,800,000 on April 30, 2004 and matures on July 30, 2005. The maximum potential available borrowings under the seasonal line of credit total $4,500,000. It is used to meet cash requirements during the Company’s off-season winter months. As of April 30, 2004, the seasonal line of credit had an outstanding balance of $1,077,000. The seasonal line of credit expires on November 1, 2007.

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

     The Articles of Incorporation of the Company provide for dividends on the preferred stock of $0.722 per share per annum to be paid in arrears. The terms of the judgment loan described in Note 5 to the Company’s consolidated financial statements required the Company to cease the payment of dividends on its preferred stock and interest on its trust preferred securities. As of April 30, 2004, the Company has accrued $80,000 of dividends on the preferred stock applicable to the year ended October 31, 2003. The Company may resume these dividend and interest payments with approval from its bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     During the quarter ended April 30, 2004, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Item 4. Controls and Procedures

     As of April 30, 2004, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of April 30, 2004, the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 23, 2004, Prudential-Bache/Fogelman Harbour Town Properties, L.P. (“Prudential-Bache/Fogelman”) filed a complaint in the United States District Court, District of South Carolina, Beaufort Division, naming the Company and Sea Pines Company, Inc. as defendants, and seeking a declaratory judgment that Prudential-Bache/Fogelman is the owner of certain trademarks, an injunction prohibiting the Company and Sea Pines Company, Inc. from making any claims of ownership of the trademarks and an unspecified amount of compensatory and punitive damages based on allegations of wrongful interference in Prudential-Bache/Fogelman’s prospective business relations. Service was accepted on May 21, 2004 and the Company and Sea Pines Company, Inc. intend to respond by denying the allegations and defending the actions vigorously. An adverse judgment in this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, except as noted above, no currently pending claims and suits against the Company will have a material adverse effect on the Company.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters To A Vote of Security Holders

a)	The Annual Meeting of Shareholders of the Company was held on March 10, 2004.

b)	The following Directors of the Company were elected during the Annual Meeting:

	Affirmatives	Withheld
	Votes	Votes
Todd Clist	2,838,900	27,750
Marc Puntereri	2,839,900	26,750
Kathleen B. Speer	2,824,400	42,250
Joseph F. Vercellotti	2,685,400	181,250

The following Directors’ terms of office as Directors of the Company continued after the Annual Meeting:

John F. Bard
Paul B. Barringer, II
Ralph L. Dupps, Jr.
Norman P. Harberger
Michael E. Lawrence
Thomas C. Morton
John A. Norlander
David E. Pardue
Perry M. Parrott, Jr.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

See attached Exhibit Index

(b)	Reports on Form 8-K filed during the quarter ended April 30, 2004, the items reported, any financial statements filed, and the dates of any such reports are listed below.

(i)	Sea Pines Associates, Inc., current report on Form 8-K dated February 11, 2004, reporting under Items 7 and 9.

(ii)	Sea Pines Associates, Inc., current report on Form 8-K dated March 10, 2004, reporting under Item 9.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA PINES ASSOCIATES, INC.

Date: June 8, 2004	/s/Michael E. Lawrence

Michael E. Lawrence
Chief Executive Officer

Date: June 8, 2004	/s/Steven P. Birdwell

Steven P. Birdwell
Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.
3(a)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(a) to Form 10-K filed January 29, 2001)

3(b)	Amended Bylaws of Registrant as revised September 30, 2002 (Incorporated by reference to Exhibit 3(b) to Form 10-K filed January 17, 2003)

4(a)	Second Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and Wachovia Bank, N.A. dated as of August 5, 2003 (Incorporated by reference to Exhibit 1.1 of Form 8-A 12G/A filed August 5, 2003)

4(b)	Amended and Restated Trust Agreement dated February 1, 2000 by Sea Pines Associates, Inc. (Incorporated by reference to Exhibit 4(f) to Form 10-Q filed June 14, 2000)

4(c)	Junior Subordinated Indenture dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(d) to Form 10-Q filed June 14, 2000)

4(d)	Guarantee Agreement dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(e) to Form 10-Q filed June 14, 2000)

Exhibit No.
10(a)	Settlement Agreement and Release between Sea Pines Company, Inc. and Thomas M. DiVenere, Irwin (Pete) Pomranz and Grey Point Associates, Inc. dated October 6, 2003 (Incorporated by reference to Exhibit 1 to Form 8-K filed December 11, 2003)

10(b)	Waiver with respect to the Credit Agreement in 10(c) below dated December 17, 2003 (Incorporated by reference to Exhibit 10(b) to Form 10-K filed January 28, 2004)

10(c)	Amended and Restated Master Credit Agreement dated as of October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(c) to Form 10-K filed January 17, 2003)

10(d)	Second Amended and Restated Term Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(d) to Form 10-K filed January 17, 2003)

10(e)	Second Amended and Restated Revolving Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(e) to Form 10-K filed January 17, 2003)

10(f)	Second Amended and Restated Seasonal Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(f) to Form 10-K filed January 17, 2003)

10(g)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(g) to Form 10-K filed January 17, 2003)

Exhibit No.
10(h)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(h) to Form 10-K filed January 17, 2003)

10(i)	Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(i) to Form 10-K filed January 17, 2003)

10(j)	Second Master Amendment to Collateral Assignments dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(j) to Form 10-K filed January 17, 2003)

10(k)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated September 30, 1998 (Incorporated by reference to Exhibit 10(s) to Form 10-K filed January 29, 1999)

10(l)	Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated May 4, 2000 (Incorporated by reference to Exhibit 10(l) to Form 10-K filed January 17, 2003)

10(m)	License and Use Agreement dated June 30, 1998 between Sea Pines Company, Inc. and CC-Hilton Head, Inc. (Incorporated by reference to Exhibit 10(t) to Form 10-K filed January 29, 1999)

10(n)	Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.1 to Form S-8 filed June 18, 2001)*

10(o)	First Amendment to Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.2 to Form S-8 filed June 18, 2001)*

Exhibit No.
10(p)	Sea Pines Associates, Inc. Deferred Issuance Stock Plan (Incorporated by reference to Exhibit 4.3 to Form S-8 filed June 18, 2001)*

10(q)	Waiver with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(q) to Form 10-Q filed July 16, 2003)

10(r)	First Modification and Waiver Agreement to the Amended and Restated Master Credit Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with Respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(r) to Form 10-Q filed September 12, 2003)

10(s)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(g) above (Incorporated by reference to Exhibit 10(s) to Form 10-Q filed September 12, 2003)

10(t)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(h) above (Incorporated by reference to Exhibit 10(t) to Form 10-Q filed September 12, 2003)

10(u)	First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(i) above (Incorporated by reference to Exhibit 10(u) to Form 10-Q filed September 12, 2003)

10(v)	Judgment Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the First Modification and Waiver Agreement in 10(r) above (Incorporated by reference to Exhibit 10(v) to Form 10-Q filed September 12, 2003)

10(w)	Change of Control Agreement for Michael E. Lawrence dated February 17, 2004*

Exhibit No.
10(x)	Change of Control Agreement for Steven P. Birdwell dated March 9, 2004*

10(y)	Form of Change of Control Agreement (This form is used by the Company for various key employees.)*

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32(a)	Section 1350 Certification of Chief Executive Officer

32(b)	Section 1350 Certification of Chief Financial Officer

99.1	Safe Harbor Disclosure

*	Management Contract or Compensatory Plan or Arrangement