Form 10-Q
period 2004-07-31
SEA PINES ASSOCIATES INC
filed 2004-09-13
CIK 846926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2004

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

Yes ☒      No ☐

The number of shares outstanding of the registrant’s common stock as of August 31, 2004 was 3,600,500.

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

Sea Pines Associates, Inc.

Condensed Consolidated Balance Sheets
(In thousands)

	July 31,	October 31,
	2004	2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents:
Unrestricted	$222	$471
Restricted	5,419	3,571

	5,641	4,042
Accounts receivable, less allowance for doubtful accounts of $35 at July 31, 2004 and October 31, 2003	1,417	1,420
Inventories	822	792
Prepaid expenses and other current assets	594	360

Total current assets	8,474	6,614

Deferred loan fees, net	239	279
Other assets, net	61	60

	300	339
Real estate assets:
Operating properties, net	41,271	42,675
Properties held for future development	3,186	3,186

	44,457	45,861

Total assets	$53,231	$52,814

Note:	The condensed consolidated balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	July 31,	October 31,
	2004	2003
	(Unaudited)	(Note)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,070	$3,543
Advance deposits	4,941	3,441
Current portion of deferred revenue and other long-term liabilities	520	296
Current portion of long-term debt	1,278	1,230

Total current liabilities	11,809	8,510

Long-term debt, less current portion	34,405	36,567
Interest rate swap agreement	996	1,744
Deferred revenue and other long-term liabilities	517	660
Payable to trust	2,480	2,480

Total liabilities	50,207	49,961

Commitments and contingencies
Shareholders’ equity:
Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at July 31, 2004 and October 31, 2003 (liquidation preference of $1,679 at July 31, 2004 and October 31, 2003)	1,294	1,294
Series B junior cumulative preferred stock, no par value, 20,000 shares authorized; none issued or outstanding	—	—
Common stock, 23,000,000 shares authorized; no par value; 3,600,500 shares and 3,587,400 shares issued and outstanding at July 31, 2004 and October 31, 2003, respectively	8,063	7,916
Unearned stock compensation	(302)	(255)
Accumulated deficit	(6,031)	(6,102)

Total shareholders’ equity	3,024	2,853

Total liabilities and shareholders’ equity	$53,231	$52,814

Note:	The condensed consolidated balance sheet at October 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Revenues:
Resort	12,871	11,730	26,912	25,120
Real estate	7,167	5,815	17,896	13,198
Cost reimbursements	1,250	1,181	2,906	2,681

	21,288	18,726	47,714	40,999

Costs and expenses:
Cost of revenues	14,018	12,588	32,381	27,903
Costs subject to reimbursement	1,250	1,181	2,906	2,681
Sales and marketing expenses	936	825	3,239	2,535
General and administrative expenses	1,654	1,665	4,965	4,964
Depreciation and amortization	633	645	1,922	1,939

	18,491	16,904	45,413	40,022

Income from operations	2,797	1,822	2,301	977
Other income (expense):
Gain on sale of assets, net	—	58	1	54
Interest income	6	25	16	181
Interest rate swap agreement	300	356	748	380
Interest expense	(652)	(554)	(1,905)	(1,676)
Merger related expense	(824)	—	(970)	-
Litigation expense	—	(450)	—	(8,450)

	(1,170)	(565)	(2,110)	(9,511)

Income (loss) before income taxes	1,627	1,257	191	(8,534)
Provision for income taxes	—	—	—	—

Net income (loss)	1,627	1,257	191	(8,534)
Preferred stock dividend requirements	(40)	(40)	(120)	(120)

Net income (loss) attributable to common stock	$1,587	$1,217	$71	($8,654)

Net income (loss) per share of common stock, basic and diluted	$0.44	$0.34	$0.02	($2.42)

Weighted average shares outstanding	3,601	3,585	3,593	3,577

See accompanying notes.

Sea Pines Associates, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	July 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$191	($8,534)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,874	1,908
Amortization of deferred loan fees	48	31
Allowance for doubtful accounts	—	(84)
Gain on sale of assets	(1)	(54)
Amortization of stock compensation	100	106
Interest rate swap agreement	(748)	(380)
Changes in current assets and liabilities:
Restricted cash	(1,848)	(1,168)
Accounts and notes receivable	3	499
Inventories	(30)	14
Prepaid expenses	(234)	(217)
Other assets	(1)	—
Accounts payable and accrued expenses	1,407	106
Accrued litigation	—	8,129
Advance deposits	1,500	1,178
Deferred revenue	81	(261)
Income taxes receivable/payable	—	163

Net cash provided by operating activities	2,342	1,436

Cash flows from investing activities:
Proceeds from sale of assets	4	103
Capital expenditures and property acquisitions	(473)	(952)

Net cash used in investing activities	(469)	(849)

Cash flows from financing activities:
Payment of deferred loan fees	(8)	(124)
Borrowings on revolving line of credit	650	200
Repayments on judgment loan	(2,150)	—
Repayments on term note	(614)	(571)
Preferred stock dividends paid	—	(120)

Net cash used in financing activities	(2,122)	(615)

Net decrease in unrestricted cash and cash equivalents	(249)	(28)
Unrestricted cash and cash equivalents at beginning of period	471	574

Unrestricted cash and cash equivalents at end of period	$222	$546

See accompanying notes.

SEA PINES ASSOCIATES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2003 have been reclassified to conform with the quarter ended July 31, 2004 presentation. Operating results for the three-month and nine-month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending October 31, 2004. The Company’s financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through February has historically been the Company’s low resort revenue and real estate sales season, and the period from March through October has historically been the Company’s high season. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2003.

NOTE 2 - RESTRICTED CASH

Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners.

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands of dollars):

	July 31,	October 31,
	2004	2003
Merchandise	$585	$592
Supplies, parts and accessories	35	35
Food and beverage	151	121
Other	51	44

	$822	$792

NOTE 4 - REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):

	July 31,	October 31,
	2004	2003
Land and improvements	$26,903	$26,806
Buildings	23,712	23,510
Machinery and equipment	12,090	11,955

	62,705	62,271
Less accumulated depreciation	(21,434)	(19,596)

	$41,271	$42,675

Properties held for future development of $3,186,000 at July 31, 2004 and October 31, 2003, respectively, consist primarily of land and certain future development rights.

NOTE 5 - LONG-TERM DEBT

Long Term Debt and Line of Credit Agreements

Long-term debt consists of loans obtained under a master credit agreement with one bank and include the following (in thousands of dollars):

	July 31,	October 31,
	2004	2003
Term note payable to bank, bearing interest at the London Interbank Offered Rates (LIBOR) (1.36% at July 31, 2004), plus 1.40% to 1.85% collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $205,000 in 2004 to $276,667 in 2008, with a balloon payment due on maturity. Interest is payable monthly. The note matures November 1, 2008.	$14,183	$14,797
$18.3 million revolving line of credit with bank, bearing interest at LIBOR (1.36% at July 31, 2004), plus 1.40% to 1.85%, collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures November 1, 2007.	17,750	17,100
Judgment loan note payable to bank, bearing interest at LIBOR (1.36% at July 31, 2004), plus 2.35% collateralized by substantially all assets of the Company. Interest is payable monthly. The note matures November 15, 2005.	3,750	5,900

	35,683	37,797
Less current portion of long-term debt	(1,278)	(1,230)

Total long-term debt	$34,405	$36,567

The master credit agreement relating to the debt described above contains provisions and covenants which impose certain restrictions on the use of the Company’s assets, including limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business. Effective July 22, 2004, the Company amended the master credit agreement to extend the maturity date of the judgment loan from July 30, 2005 to November 15, 2005.

The Articles of Incorporation of the Company provide for dividends on the preferred stock of $0.722 per share per annum to be paid in arrears. The terms of the judgment loan referred to above required the Company to cease the payment of dividends on its preferred stock and interest on its trust preferred securities. As of July 31, 2004, the Company has accrued $120,000 of dividends on the preferred stock. The Company may resume these dividend and interest payments with approval from its bank.

In addition to the term loan, the revolving line of credit and the judgment loan, the master credit agreement includes a $4,500,000 seasonal line of credit (the “Seasonal Line”). Interest on the Seasonal Line is payable monthly at LIBOR plus 1.50%. The Seasonal Line expires on November 1, 2007. Borrowings under the Seasonal Line are also collateralized by substantially all of the assets of the Company. The seasonal line had no outstanding balance at July 31, 2004 and October 31, 2003.

Interest Rate Swaps

The Company has two interest rate swap agreements. The first interest rate swap agreement effectively fixes the interest rate on an $18,000,000 notional principal amount at 5.24% plus a credit margin ranging from 1.40% to 1.85% until the maturity date of the agreement, November 10, 2005. The second interest rate swap agreement effectively fixes the interest rate on a $6,000,000 notional principal amount at 6.58% plus a credit margin ranging from 1.40% to 1.85% until the maturity date of the agreement, November 1, 2005. The Company reports changes in the value of its interest rate swap agreements in its operations. The Company recorded interest rate swap agreement income of $748,000 during the first nine months 2004. During the first nine months 2003 interest rate swap agreement income totaling $380,000 was recorded.

Trust Preferred Securities

Sea Pines Associates Trust I (the “Trust”) holds certain company debentures. Interest on the debentures is used by the Trust to pay interest on the trust preferred securities issued by the Trust. The trust preferred securities bear interest at 9.5% per annum with payments due quarterly, nine months in arrears, commencing January 31, 2001. The trust preferred securities mature on January 31, 2030. The Company has the right to redeem the trust preferred securities as specified in the indenture agreement. The interest payments on the trust preferred securities are subordinate in right of payment to all senior debt of the Company. Interest payments on the trust preferred securities have been suspended as a result of restrictions imposed by the judgment loan, and, therefore, the Company has twenty-one months of interest accrued as of July 31, 2004. As a result of this suspension, the trust preferred securities are currently bearing interest at the penalty rate of 11.51%. The Company deconsolidated the Trust on November 1, 2003.

NOTE 6 - INCOME TAXES

The Company has not recorded any income tax provision for the nine months ended July 31, 2004 since the Company has sufficient net operating losses, which are currently fully reserved, that would offset projected taxable income.

NOTE 7 - EARNINGS PER SHARE

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On January 23, 2004, Prudential-Bache/Fogelman Harbour Town Properties, L.P. (“Prudential-Bache/Fogelman”) filed a complaint in the United States District Court, District of South Carolina, Beaufort Division, naming the Company and Sea Pines Company, Inc. as defendants, and seeking a declaratory judgment that Prudential-Bache/Fogelman is the owner of certain trademarks, an injunction prohibiting the Company and Sea Pines Company, Inc. from making any claims of ownership of the trademarks and an unspecified amount of compensatory and punitive damages based on allegations of wrongful interference in Prudential-Bache/Fogelman’s prospective business relations. An Order of Dismissal was entered in this matter on July 22, 2004. Under the terms of the Order, if the parties have not consummated a settlement within 60 days, either party may petition the court to reopen the matter. An adverse judgment in this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, except as noted above, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In response to a Financial Accounting Standards Board (“FASB”) staff announcement in November 2001, and in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements received for ‘Out-Of-Pocket’ Expenses Incurred,” which was issued in January 2002, the Company began recording the reimbursements of costs incurred on behalf of other parties (e.g. villa owners, real estate agents) received as cost reimbursements revenues and the costs incurred on behalf of other parties as costs subject to reimbursements in the year ended October 31, 2003. These costs relate primarily to situations where the Company has discretionary responsibility to procure and manage the resources in performing its services under certain contracts. Comparative financial statements for the prior periods have been reclassified to conform with this presentation in the 2004 financial statements. Since the reimbursements are made based upon the costs incurred with no added margin, the adoption of this guidance had no effect on the Company’s financial position or result of operations.

In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a Revised Interpretation on FIN 46 (“Revised Interpretation”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted the Revised Interpretation on November 1, 2003. The only effect was the deconsolidation of the Sea Pines Associates Trust I, which was offset by the Company’s recording of a liability for amounts due to the trust. The net impact of deconsolidation did not have any impact on the Company’s financial position or results of operations.

NOTE 10 - BUSINESS SEGMENT INFORMATION

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

All inter-company transactions between segments have been eliminated upon consolidation. Segment information as of and for the quarters and nine months ended July 31, 2004 and 2003 are as follows (in thousands of dollars):

	Quarter Ended		Nine Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Resort	$12,871	$11,730	$26,912	$25,120
Real estate brokerage	7,167	5,815	17,896	13,198

	$20,038	$17,545	$44,808	$38,318

Cost of revenues:
Resort	$7,721	$7,395	$16,363	$15,694
Real estate brokerage	6,297	5,193	16,018	12,209

	$14,018	$12,588	$32,381	$27,903

Interest expense:
Resort	$652	$554	$1,905	$1,676

Depreciation and amortization expense:
Resort	$617	$624	$1,874	$1,885
Real estate brokerage	16	21	48	54

	$633	$645	$1,922	$1,939

Segment (loss) income before income taxes:
Resort	$773	$656	($1,639)	($9,469)
Real estate brokerage	854	601	1,830	935

	$1,627	$1,257	$191	($8,534)

	As of	As of
	July 31,	October 31,
	2004	2003
	(Unaudited)	(Audited)
Identifiable assets:
Resort	$49,338	$49,010
Real estate brokerage	3,893	3,804

	$53,231	$52,814

Note 11 - Merger Agreement

On July 27, 2004, the Company entered into an agreement and plan of merger with The Riverstone Group, LLC whereby the Company would become a wholly owned subsidiary of The Riverstone Group, LLC. Under the proposed merger, holders of the Company’s common stock other than the Company, The Riverstone Group, LLC, or any of their subsidiaries or holders perfecting their dissenters rights under South Carolina law will be entitled to receive $8.50 per share in cash, without interest, for each of their shares of common stock. In addition, the Company’s preferred shares and Trust Preferred Securities would be redeemed and all dividends and interest due on them would be paid in full. The merger agreement is subject to closing conditions customary for transactions of this type, including obtaining the approval of holders of at least 80% of the Company’s outstanding common stock. In order to avoid having the merger agreement trigger the distribution of Series B preferred stock purchase rights under the Company’s Second Amended and Restated Rights Agreement (“Rights Agreement”), the Company amended the Rights Agreement on July 27, 2004 so that no person would become an “Acquiring Person” (as defined in the plan) as the result of the execution or delivery of, or the consummation of the merger contemplated by, the merger agreement.

The preliminary proxy statement was filed with the Securities and Exchange Commission on August 16, 2004.

Note 12 - Director Stock Compensation Plan

Effective October 30, 2000, the Company established a director stock compensation plan. The purpose of the plan is to enable the Company to use common stock rather than cash to compensate non-employee directors for service to the Company and thereby foster increased stock ownership by the directors. The Company reserved 50,000 shares of common stock for issuance pursuant to grants under the plan. As of October 31, 2003, a total of 42,000 of the reserved shares had been issued. Therefore, on February 23, 2004, the Company reserved an additional 50,000 shares of common stock for issuance under the plan. On April 6, 2004, 11,000 shares were issued to the directors.

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets, both operating properties and properties held for future development, may not be recoverable. When there are indicators that the carrying amount of a real estate asset may not be recoverable, management assesses the recoverability of the asset by determining whether the carrying value of the real estate asset will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate asset to fair value and the Company recognizes an impairment loss. A projection of expected future cash flows requires management to make certain estimates. If management uses inappropriate assumptions in the future cash flow analysis, resulting in an incorrect assessment of the property’s future cash flows and fair value, it could result in the overstatement of the carrying value of real estate assets and net income of the Company. The Company has not incurred any impairment losses for the nine months ended July 31, 2004 and the year ended October 31, 2003.

Third Quarter 2004 Compared to Third Quarter 2003

Revenues

     The Company reported revenues of $21,288,000 for third quarter 2004, a $2,562,000, or 13.7%, increase over third quarter 2003. Resort revenues, excluding cost reimbursements, increased by $1,141,000 or 9.7%, compared to 2003; while real estate brokerage revenues, excluding cost reimbursements, improved by $1,352,000, or 23.3%.

	Three Months Ended
	July 31,
	2004	2003	Change	% Change
		(In thousands)
Resort
Golf	$3,588	$3,402	$186	5.5%
Rental management	4,997	4,776	221	4.6%
Food and beverage	1,995	1,537	458	29.8%
Inn at Harbour Town	899	702	197	28.1%
Other recreation revenues	1,053	980	73	7.4%
Other	339	333	6	1.8%

	12,871	11,730	1,141	9.7%
Real estate brokerage	7,167	5,815	1,352	23.3%
Cost reimbursements	1,250	1,181	69	5.8%

Total revenues	$21,288	$18,726	$2,562	13.7%

     The primary factors contributing to the $2,562,000 increase in revenues were as follows:

•	Golf revenue in the third quarter 2004 increased by $186,000, or 5.5%, as compared with the third quarter 2003. The number of resort golf rounds played at Harbour Town Golf Links during the third quarter 2004 increased by 1,072 rounds, or 16.0%, from the third quarter 2003. The average resort rate paid per round during the third quarter 2004 also increased by $2.10, or 1.4%, from the third quarter 2003. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during the third quarter 2004 increased by 840 rounds, or 4.5%, from the third quarter 2003. However, this increase in rounds played was offset by a $4.88, or 8.0%, decrease in average resort rate paid per round in the third quarter 2004 over the third quarter 2003.

•	Rental management revenue increased by $221,000, or 4.6%, during the third quarter 2004 as compared with the third quarter 2003. Total guest occupied nights during the third quarter 2004 increased by 706 nights, or 3.7%, from the third quarter 2003. The average daily rate increased by $2.07, or 0.8%, in the third quarter 2004 over the third quarter 2003.

•	Food and beverage operations generated revenues of $1,995,000 in the third quarter 2004. This represents an increase of $458,000, or 29.8%, over the third quarter 2003. This increase was primarily due to a $261,000, or 70.5%, increase in revenue from catering operations, a $61,000, or 42.7%, increase in revenue from the Heritage Grill, an $85,000, or 13.6%, increase in revenue from the Sea Pines Beach Club, and a $36,000, or 23.5%, increase in revenue from the Harbour Town Bakery.

•	The Inn at Harbour Town generated revenues of $899,000 in the third quarter 2004. This represents an increase of $197,000, or 28.1%, over the third quarter 2003. Total guest occupied nights during the third quarter increased by 963 nights, or 28.2%, from the third quarter 2003. The total paid occupancy percentage was 79.4% during the third quarter 2004, as compared to 61.9% during the third quarter 2003. The average daily rate was $190.93 during the third quarter 2004, as compared to $189.98 during the third quarter 2003.

•	Other recreation services revenue increased by $73,000, or 7.4%, during the third quarter 2004 as compared with the third quarter 2003. This increase is primarily the result of a $32,000, or 6.7%, increase in revenue from the Sea Pines Racquet Club and a $26,000, or 7.0%, increase in revenue from the Company’s fitness center, nature center and bike shop operations.

•	Other revenue increased by $6,000, or 1.8%, during the third quarter 2004 as compared with the third quarter 2003.

•	Real estate brokerage revenues increased by $1,352,000, or 23.3%, during the third quarter 2004 as compared with the third quarter 2003. Real estate brokerage revenues are very closely tied to real estate sales. The increase in sales is the result of favorable economic conditions, an expansion of marketing efforts to the mainland markets, the addition of several new agents, and the continuation of management’s focus on listings and individual agent marketing.

•	Cost reimbursements increased by $69,000 during the third quarter 2004 as compared with the third quarter 2003.

Cost of revenues

     Cost of revenues was $14,018,000 in the third quarter 2004, representing an increase of $1,430,000, or 11.4%, over the third quarter 2003. Approximately $1,055,000 of this increase was attributable to increased commissions earned by real estate sales agents as a result of improved real estate sales activity. The remainder of this increase related to increased resort revenue activities.

Expenses

•	Sales and marketing expenses increased by $111,000, or 13.5%, and totaled $936,000 in the third quarter 2004. This increase was primarily due to the recording of $77,000 in resort marketing barter expenses, a $29,000, or 16.6%, increase in conference sales expenses and a $26,000, or 8.9%, increase in real estate marketing expenses. These increases were partially offset by a $20,000, or 5.5%, decrease in resort marketing promotions and expenses.

•	General and administrative expenses decreased by $11,000, totaling $1,654,000 for the third quarter 2004.

•	Depreciation and amortization expense decreased by $12,000 and totaled $633,000 in the third quarter 2004.

Other income (expense)

•	The Company reports changes in the value of its interest rate swap agreements in its operations. The Company recorded interest rate swap agreement income of $300,000 in the third quarter 2004. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Interest income decreased by $19,000 during the third quarter 2004 as compared to the third quarter 2003. The decrease is primarily the result of the payoff of the note receivable that the Company held in September 2003.

•	Interest expense increased by $98,000, or 17.7%, during the third quarter 2004 as compared to the third quarter 2003. This increase is primarily the result of increased interest expense related to the additional debt from the judgment loan and the higher rate of interest on the trust preferred securities as described in Note 5 to the financial statements.

•	Merger related expenses totaling $824,000 were recorded during the third quarter 2004. This total included consulting, investment banking and legal expenses related to the merger agreement with The Riverstone Group, LLC.

•	Litigation expenses totaling $450,000 were recorded during third quarter 2003. On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et al. v. Sea Pines Company, Inc. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community. On October 6, 2003, the Company agreed pursuant to the terms of a settlement agreement and release to pay $5.9 million to settle the lawsuit. The Company incurred $424,000 in legal fees and related expenses in connection with the lawsuit.

Income taxes

     The Company has not recorded any income tax provision for the third quarter 2004 since the Company has sufficient net operating losses, which are currently fully reserved, that would offset projected taxable income.

First Nine Months 2004 Compared to First Nine Months 2003

Revenues

     The Company reported revenues of $47,714,000 for the first nine months 2004, a $6,715,000, or 16.4%, increase over the first nine months 2003. Resort revenues, excluding cost reimbursements, increased by $1,792,000, or 7.1%, compared to 2003; while real estate brokerage revenues, excluding cost reimbursements, improved by $4,698,000, or 35.6%.

	Nine Months Ended
	July 31,
	2004	2003	Change	% Change
		(In thousands)
Resort
Golf	$8,707	$8,455	$252	3.0%
Rental management	8,053	8,091	(38)	(0.5%)
Food and beverage	4,344	3,202	1,142	35.7%
Inn at Harbour Town	2,049	1,686	363	21.5%
Other recreation revenues	3,105	2,934	171	5.8%
Other	654	752	(98)	(13.0%)

	26,912	25,120	1,792	7.1%
Real estate brokerage	17,896	13,198	4,698	35.6%
Cost reimbursements	2,906	2,681	225	8.4%

Total revenues	$47,714	$40,999	$6,715	16.4%

     The primary factors contributing to the $6,715,000 increase in revenues were as follows:

•	Golf revenue in the first nine months 2004 increased by $252,000, or 3.0%, as compared to the first nine months 2003. The number of resort golf rounds played at Harbour Town Golf Links during the first nine months 2004 increased by 1,454 rounds, or 8.5%, from the first nine months 2003. This increase in rounds played was partially offset by a $2.56, or 1.7%, decrease in the average resort rate paid per round in the first nine months 2004 over the first nine months 2003. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during the first nine months 2004 increased by 1,454 rounds, or 3.3%, from the first nine months 2003. This increase in rounds played was offset by a $1.78, or 2.9%, decrease in the average resort rate paid per round in the first nine months 2004 over the first nine months 2003.

•	Rental management revenue decreased by $38,000, or 0.5%, during the first nine months 2004 as compared with the first nine months 2003. Total guest occupied nights decreased by 775 nights, or 2.1%, during the first nine months 2004 as compared with the first nine months 2003. The decrease in guest occupied nights was partially offset by a $3.15, or 1.5%, increase in the average daily rate in the first nine months 2004 over the first nine months 2003.

•	Food and beverage operations generated revenues of $4,344,000 in the first nine months 2004. This represents an increase of $1,142,000, or 35.7%, over the first nine months 2003. This increase was primarily due to a $722,000, or 60.4%, increase in revenue from catering operations, a $170,000, or 44.2%, increase in revenue from the Heritage Grill, a $92,000, or 30.8%, increase in revenue from the Harbour Town Bakery and a $128,000, or 17.7%, increase in revenue from the Sea Pines Beach Club.

•	The Inn at Harbour Town generated revenues of $2,049,000 in the first nine months 2004. This represents an increase of $363,000, or 21.5%, over the first nine months 2003. Total guest occupied nights increased by 1,730 nights, or 20.5%, during the first nine months 2004 as compared with the first nine months 2003. Total paid occupancy percentage was 61.9% during the first nine months 2004, as compared to 51.6% during the first nine months 2003. The average daily rate increased slightly to $186.67 during the first nine months 2004, as compared to $186.04 during the first nine months 2003.

•	Other recreation services revenue increased by $171,000, or 5.8%, during the first nine months 2004 as compared with the first nine months 2003. This increase is primarily the result of a $74,000, or 10.2%, increase in revenue from the Company’s fitness center, nature center and bike shop operations and a $72,000, or 6.3%, increase in revenue from the Sea Pines Racquet Club.

•	Other revenue decreased by $98,000, or 13.0%, during the first nine months 2004 as compared with the first nine months 2003. This decrease is primarily due to a reduction in licensing fee revenue from the TidePointe retirement community and decreased membership sales revenue related to the Sea Pines Country Club.

•	Real estate brokerage revenues increased by $4,698,000, or 35.6%, during the first nine months 2004 as compared with the first nine months 2003. Real estate brokerage revenues are very closely tied to real estate sales. The increase in sales is the result of favorable economic conditions, an expansion of our marketing efforts to the mainland markets, the addition of several new agents, and the continuation of management’s focus on listings and individual agent marketing.

•	Cost reimbursements increased by $225,000 during the first nine months 2004 as compared with the first nine months 2003. The increase was primarily the result of increased real estate marketing costs reimbursed by real estate agents.

Cost of revenues

     Cost of revenues was $32,381,000 in the first nine months 2004, representing an increase of $4,478,000, or 16.0%, over the first nine months 2003. Approximately $3,615,000 of this increase was attributable to increased commissions earned by real estate sales agents as a result of improved real estate sales activity. The remainder of this increase related to increased resort revenue activities.

Expenses

•	Sales and marketing expenses increased by $704,000, or 27.8%, and totaled $3,239,000 for the first nine months 2004. This increase was primarily due to a $265,000, or 21.1%, increase in resort marketing promotions and expenses, the recording of $256,000 in resort marketing barter expenses, a $95,000, or 21.4%, increase in conference sales expenses and a $89,000, or 10.7%, increase in real estate marketing expenses.

•	General and administrative expenses totaled $4,965,000 for the first nine months 2004. Excluding the effect of a property tax refund of $304,000 received and recorded in the first quarter 2003, general and administrative expenses decreased by $303,000. This decrease was primarily due to a $409,000 decrease in medical claims associated with the Company’s self-funded medical plan. This decrease was partially offset by an $83,000 increase in expenses related to technology improvements.

•	Depreciation and amortization expense decreased by $17,000, and totaled $1,922,000 for the first nine months 2004.

Other income (expense)

•	The Company reports changes in the value of its interest rate swap agreements in its operations. The Company recorded interest rate swap agreement income of $748,000 during the first nine months 2004. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Interest income decreased by $165,000 during the first nine months 2004 as compared to the first nine months 2003. This was primarily as a result of the Company receiving interest of $104,000 during first quarter 2003 on excess property taxes paid from fiscal 1998 through fiscal 2001 and the payoff of a note receivable that the Company held in September 2003.

•	Interest expense increased by $229,000, or 13.7%, during the first nine months 2004 as compared to the first nine months 2003. This increase is primarily the result of increased interest expense related to the additional debt from the judgment loan and the higher rate of interest on the trust preferred securities as described in Note 5 to the financial statements.

•	Merger related expenses totaling $970,000 were recorded during the nine months 2004. This total included consulting, investment banking and legal expenses related to the merger agreement with The Riverstone Group, LLC.

•	Litigation expenses totaling $8,450,000 were recorded during the first nine months 2003. On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et al. v. Sea Pines Company, Inc. The lawsuit involved alleged breach of contract by Sea Pines related to the development of the TidePointe retirement community. On October 6, 2003, the Company agreed pursuant to the terms of a settlement agreement and release to pay $5.9 million to settle the lawsuit.

Income taxes

     The Company has not recorded any income tax provision for the first nine months 2004 since the Company has sufficient net operating losses, which are currently fully reserved, that would offset projected taxable income.

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

     Cash and cash equivalents increased by $1,599,000 since October 31, 2003 and totaled approximately $5,641,000 at July 31, 2004, of which $5,419,000 was restricted. Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners. Working capital (current assets less current liabilities) decreased from October 31, 2003 by $1,439,000, resulting in a working capital deficit of $3,335,000 at July 31, 2004.

     Under the Company’s master credit agreement, the Company maintains four loan facilities: a term loan, a revolving line of credit, a judgment loan and a seasonal line of credit. Available funds under these four loan facilities total $40,733,000, of which $35,683,000 was outstanding at July 31, 2004.

     The term loan had an outstanding principal amount of $14,183,000 as of July 31, 2004 and matures on November 1, 2008. The revolving line of credit had an outstanding balance of $17,750,000 as of July 31, 2004 and matures on November 1, 2007. The judgment loan had an outstanding balance of $3,750,000 on July 31, 2004 and matures on November 15, 2005. The maximum potential available borrowings under the seasonal line of credit total $4,500,000. It is used to meet cash requirements during the Company’s off-season winter months. The seasonal line of credit had no outstanding balance at July 31, 2004. The seasonal line of credit expires on November 1, 2007.

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

     The Articles of Incorporation of the Company provide for dividends on the preferred stock of $0.722 per share per annum to be paid in arrears. The terms of the judgment loan described in Note 5 to the Company’s consolidated financial statements required the Company to cease the payment of dividends on its preferred stock and interest on its trust preferred securities. As of July 31, 2004, the Company has accrued $120,000 of dividends on the preferred stock. As of July 31, 2004, the Company had accrued twenty-one months of interest totaling $474,000 on the trust preferred securities. The Company may resume these dividend and interest payments with approval from its bank.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     During the quarter ended July 31, 2004, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003.

Item 4. Controls and Procedures

     As of July 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of July 31, 2004, the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 23, 2004, Prudential-Bache/Fogelman Harbour Town Properties, L.P. (“Prudential-Bache/Fogelman”) filed a complaint in the United States District Court, District of South Carolina, Beaufort Division, naming the Company and Sea Pines Company, Inc. as defendants, and seeking a declaratory judgment that Prudential-Bache/Fogelman is the owner of certain trademarks, an injunction prohibiting the Company and Sea Pines Company, Inc. from making any claims of ownership of the trademarks and an unspecified amount of compensatory and punitive damages based on allegations of wrongful interference in Prudential-Bache/Fogelman’s prospective business relations. An Order of Dismissal was entered in this matter on July 22, 2004. Under the terms of the Order, if the parties have not consummated a settlement within 60 days, either party may petition the court to reopen the matter. An adverse judgment in this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

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

     See attached Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEA PINES ASSOCIATES, INC.
Date: September 13, 2004	/s/Michael E. Lawrence Michael E. Lawrence Chief Executive Officer
Date: September 13, 2004	/s/Steven P. Birdwell Steven P. Birdwell Chief Financial Officer

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.
3(a)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(a) to Form 10-K filed January 29, 2001)

3(b)	Amended Bylaws of Registrant as revised September 30, 2002 (Incorporated by reference to Exhibit 3(b) to Form 10-K filed January 17, 2003)

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

10(w)	Change of Control Agreement for Michael E. Lawrence dated February 17, 2004* (Incorporated by reference to Exhibit 10(w) to Form 10-Q filed June 8, 2004)

Exhibit No.
10(x)	Change of Control Agreement for Steven P. Birdwell dated March 9, 2004* (Incorporated by reference to Exhibit 10(w) to Form 10-Q filed June 8, 2004)

10(y)	Form of Change of Control Agreement (This form is used by the Company for various key employees.)* (Incorporated by reference to Exhibit 10(w) to Form 10-Q filed June 8, 2004)

10(z)
Agreement and Plan of Merger by and among The Riverstone Group, LLC, RG Subsidiary Corporation, and Sea Pines Associates, Inc. dated July 30, 2004 (Incorporated by reference to Form 8-K filed July 30, 2004)

10(aa)
Second Modification to the Amended and Restated Master Credit Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 22, 2004 with respect to the Credit Agreement in 10(c) above

10(bb)	Consent with respect to the Credit Agreement in 10(c) above

10(cc)	Resolution of the Sea Pines Associates, Inc. Board of Directors dated February 23, 2004 with respect to the Deferred Issuance Stock Plan in 10(p) above*

10(dd)	First Amendment to Second Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and Wachovia Bank, N.A. dated as of July 27, 2004

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32(a)	Section 1350 Certification of Chief Executive Officer

32(b)	Section 1350 Certification of Chief Financial Officer

99.1	Safe Harbor Disclosure

*	Management Contract or Compensatory Plan or Arrangement