Form 10-K
period 2004-10-31
SEA PINES ASSOCIATES INC
filed 2005-01-31
CIK 846926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

Yes  ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☑

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

     The number of shares outstanding of the registrant’s common stock as of December 31, 2004 was 3,600,500.

DOCUMENTS INCORPORATED BY REFERENCE

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

     The consolidated, wholly-owned subsidiaries of the Company include Sea Pines Company, Inc. (“SPC”), Sea Pines Real Estate Company, Inc. (“SPREC”) and Fifth Golf Course Club, Inc. The Company owns all the common securities of Sea Pines Associates Trust I (the “Trust”).

     SPC is a full-service resort, which owns and operates The Inn at Harbour Town, three golf courses, tennis and various other recreational facilities, home and villa rental management operations, conference facilities, and food and beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate on Hilton Head Island and its neighboring communities. Fifth Golf Course Club, Inc. owns certain acreage which could be used for outdoor recreational purposes. The Trust holds a debenture issued by the Company. Interest on the debenture is used by the Trust to pay interest on the trust preferred securities issued by the Trust.

     On July 27, 2004, the Company entered into an agreement and plan of merger (the “Merger

Agreement”) with The Riverstone Group, LLC whereby the Company would become a wholly owned subsidiary of The Riverstone Group, LLC. Under the proposed merger, holders of the Company’s common stock other than the Company, The Riverstone Group, LLC, or any of their subsidiaries or holders perfecting their dissenters rights under South Carolina law will be entitled to receive $8.50 per share in cash, without interest, for each of their shares of common stock. In addition, the Merger Agreement provides that if the proposed merger occurs, then within 10 days thereafter The Riverstone Group, LLC will provide the Company with sufficient cash to redeem all of its outstanding Series A preferred stock and pay off its debenture to the Trust, and following the receipt of such cash, the Company will redeem all of its outstanding Series A preferred stock and pay off the debenture to the Trust, which will result in the redemption of all of the outstanding trust preferred securities issued by the Trust. The Merger Agreement is subject to closing conditions customary for transactions of this type, including obtaining the approval of holders of at least 80% of the Company’s outstanding common stock. In order to avoid having the Merger Agreement trigger the distribution of Series B preferred stock purchase rights under the Company’s Second Amended and Restated Rights Agreement (“Rights Agreement”), the Company amended the Rights Agreement on July 27, 2004 so that no person would become an “Acquiring Person” (as defined in the plan) as the result of the execution or delivery of, or the consummation of the merger contemplated by, the Merger Agreement.

     A preliminary proxy statement with respect to the proposed merger has been filed with the Securities and Exchange Commission. It is anticipated that the shareholders will vote on the merger during the second fiscal quarter 2005. Effective as of December 13, 2004, the Merger Agreement was amended to extend from December 31, 2004 to March 31, 2005 the date after which any party may terminate the merger agreement if the merger has not then occurred and to make a corresponding extension of the latest date to which the Company is obligated to postpone the shareholders’ meeting to approve the merger.

     (b) Financial Information Relating to Industry Segments. See Note 17 to the consolidated financial statements contained elsewhere herein for business segment information.

     (c) Narrative Description of Business. The Company’s operations are conducted primarily in two reportable business segments. These segments are organized by the type of operations: (1) resort operations, including home and villa rental management operations, a 60-room inn, golf course operations, conference facilities, food and beverage operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head Island, South Carolina area.

          1. Resort Operations. Resort operations consist primarily of the operation of three resort golf courses, a racquet club facility, home and villa rental management operations, a 60-room inn, conference facilities, retail outlets, food and beverage service operations and other recreational facilities. For fiscal year 2004, resort operations accounted for $37,161,000 (57%) of the Company’s total revenues, with golf and tennis activity revenues representing $15,714,000 (24%), home and villa rental management operations revenues representing $10,665,000 (16%), food and beverage operations revenues representing $5,922,000 (9%) and Inn at Harbour Town operations revenues representing $2,850,000 (4%). For fiscal year 2003, resort operations accounted for

$33,586,000 (59%) of the Company’s total revenues, with golf and tennis activities responsible for revenues of $15,220,000 (27%), home and villa rental management operations responsible for revenues of $10,629,000 (19%), food and beverage operations revenues representing $4,468,000 (8%) and Inn at Harbour Town operations revenues representing $2,366,000 (4%). For fiscal year 2002, resort operations accounted for $34,892,000 (64%) of the Company’s total revenues, with golf and tennis activities responsible for revenues of $15,284,000 (28%) and home and villa rental management operations responsible for revenues of $11,606,000 (21%), food and beverage operations revenues representing $4,444,000 (8%) and Inn at Harbour Town operations revenues representing $2,667,000 (4%).

     The Company believes that during each of the fiscal years 2004, 2003 and 2002, the majority of golf and tennis revenues and substantially all of inn revenues and home and villa rentals were derived from vacation and conference use at Sea Pines, with most of the remaining golf and tennis revenues being generated from Hilton Head Island residents. As a result, the Company believes its future success is dependent upon Hilton Head (in general) and Sea Pines (in particular) continuing to be considered as prime destination resort areas, with appropriate lodging and conference facilities.

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

     The Company believes that its resort operations are relatively stable. Nevertheless, economic conditions and other factors do adversely affect tourism on Hilton Head, and may have a negative impact on the resort operations of the Company. Because of its location on the Atlantic coast, Hilton Head is susceptible to adverse weather conditions and resulting damage from hurricanes and other natural occurrences, as well as the potential for damage from a major oil or hazardous waste spill. Although Hilton Head’s location away from major oil drilling operations and industrial sites reduces the risk of the latter occurrence, there can be no assurance that such damage will never occur. The Company maintains property and casualty insurance in amounts that it believes to be adequate including coverage for business interruption. Furthermore, access to the Company’s facilities is dependent upon adequate means of transportation at a reasonable cost. In the future, fuel shortages, increases in fuel costs and other events which might inhibit or restrict airplane or automobile travel could have a negative impact on the Company’s operations, depending on the severity and duration of the interruption or price increase.

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

     The Company’s resort operations are subject to significant competition from various facilities on Hilton Head, as well as other destination resorts in South Carolina, Georgia and Florida. Specifically, the Company believes its golf courses are directly competitive with approximately 20 golf courses located on Hilton Head outside of Sea Pines. However, in as much as golf course play is in large part dictated by the number of guests utilizing accommodations within Sea Pines, the overall success of the Company’s operations will continue to be dependent on Sea Pines maintaining its reputation as a premier golf and tennis resort. The Company believes that its rates are competitive with other facilities of comparable quality and reputation in the southeastern region and expects that its facilities will continue to compete favorably due to location, quality, design and the established reputation of Sea Pines.

     One of the Company’s golf courses hosts the annual MCI Heritage Golf Tournament, a nationally televised professional golf tournament. Although the facility usage fee for this tournament does not constitute a major source of income, the event has a significant favorable impact on the Company’s lodging, food and beverage and retail businesses. Moreover, the tournament’s extensive media coverage provides substantial marketing benefits resulting in an enhanced national reputation of Sea Pines and the Company’s facilities. Loss of the tournament would negatively affect the Company in all these respects.

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

     The Company’s resort operations employed 318 people as of December 31, 2004.

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

     For fiscal year 2004, real estate brokerage operations accounted for $24,662,000 (38%) of the Company’s total revenues, excluding cost reimbursements revenues. For fiscal year 2003, real estate brokerage operations accounted for $19,710,000 (34%) of the Company’s total revenues. For fiscal year 2002, real estate brokerage operations accounted for $16,250,000 (30%) of the Company’s total revenues.

     While brokerage activities are not tied directly to vacation and conference activities, any general decrease in visitors to Hilton Head Island can result in slower residential real estate sales.

     SPREC employed 29 people, and had 114 non-employee sales agents, as of December 31, 2004.

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

     The Harbour Town Golf Links property consists of approximately 136 acres, including a driving range. Harbour Town is the site of the MCI Heritage Golf Tournament, an annual tournament on the PGA Tour. Adjacent to the Harbour Town Golf Links is the Harbour Town Clubhouse, which contains a pro shop, a restaurant and other small meeting and dining facilities.

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

     (h) Undeveloped Tracts/Development Rights. The Company owns a number of undeveloped tracts of land within Sea Pines briefly described as follows:

1.	Sea Pines Academy Tract - approximately 3 acres;

2.	Sea Pines Center Residual - approximately 1.4 acres;

3.	Harbour Town Main Parking Tract - approximately 3.2 acres;

4.	Artist Area Tract - approximately 1.5 acres;

5.	Cordillo Parkway Tract - approximately 6 acres; and

6.	Outdoor Recreation Tract - approximately 9 acres.

     (i) Forest Preserve. The Company owns a 495-acre tract of land known as the Sea Pines Forest Preserve. Various recreational activities are permitted to be conducted on 181 of these acres. A golf course is one possible use, but construction of a golf course would require the approval of 75% of Sea Pines property owners voting on the issue.

               The portion of the Forest Preserve not reserved for outdoor recreation is designated as a wild life preserve. In August 1993, the Company made a commitment to donate approximately 404 acres of the wildlife preserve to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 2004, approximately 90 of the 404 acres had been donated and title transferred. The remaining 314 acres are leased to the same not-for-profit organization for a minimal amount.

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

     (m) Other Real Estate. SPC owns a small office building in the Harbour Town area known as the Saddlebag Building, which is leased to a third party, and three small commercial buildings in Harbour Town, one of which currently serves as a sales office for SPREC and one that serves as the Harbour Town Bakery. The Company also owns a small office building in the South Beach area within Sea Pines that serves as a sales office for SPREC.

Substantially all of the Company’s properties are subject to liens as described in Note 7 to the Company’s consolidated financial statements.

Item 3. Legal Proceedings.

     On November 4, 2004, Sea Crest Development Company, Robert C. Graves, et al. filed a civil action in the Beaufort County Court of Common Pleas, naming Sea Pines Company, Inc.; Sea Pines Real Estate Company, Inc. and Michael E. Lawrence as defendants. The plaintiffs are seeking an unspecified amount of actual and punitive damages and attorney fees based on the allegations of breach of contract, breach of good faith and fair dealings, negligent misrepresentation, fraud and breach of lease agreement in connection with the development and sale of the Sea Crest condominium project owned by the plaintiffs and marketed and sold by the Sea Pines Real Estate Company. An adverse judgment in this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

     On January 23, 2004, Prudential-Bache/Fogelman Harbour Town Properties, L.P. (“Prudential-Bache/Fogelman”) filed a complaint in the United States District Court, District of South Carolina, Beaufort Division, naming the Company and Sea Pines Company, Inc. as defendants, and seeking a declaratory judgment that Prudential-Bache/Fogelman is the owner of certain trademarks, an injunction prohibiting the Company and Sea Pines Company, Inc. from making any claims of ownership of the trademarks and an unspecified amount of compensatory and punitive damages based on allegations of wrongful interference in Prudential-Bache/Fogelman’s prospective business relations. An Order of Dismissal was entered in this matter on July 22, 2004. The parties settled the lawsuit in the Company’s first fiscal quarter 2005. The settlement did not have a material impact on the Company’s financial position or results of operations. The Company continues to have full authority to control the use of the trademarks, which can only be used by others under terms of licenses granted by Sea Pines.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

     (a) Market Information. There is no established public trading market for the Company’s common stock. The Company’s capital stock was originally issued in 1987 in units consisting of 750 shares of common stock and 500 shares of Series A preferred stock. From 1987 through February 2000, virtually all transactions in the Company’s common stock and preferred stock were completed in units as originally issued. Transactions in such units traded sporadically on a bid and ask basis through the over-the-counter market. In February 2000, the Company completed an exchange offer in which holders of preferred stock could exchange preferred stock for common stock or trust preferred securities. Since the exchange offer closed in February 2000, there has been very limited trading of the Company’s common stock. Through its transfer agent, the Company is aware of only 17 transfers of shares of common stock occurring during the fiscal year ended October 31, 2004. The Company has no official data as to the prices at which any of these transfers took place. Consequently, the Company is unable to provide high and low closing sales prices for shares of its common stock for the fiscal years ended October 31, 2004 and October 31, 2003.

     In May 2000, the Company established a bulletin board on its web site that allows persons to post their interest in buying or selling the Company’s securities. This bulletin board allows offers to be posted in all three of the Company’s outstanding securities: common stock, Series A preferred stock, and trust preferred securities. The bulletin board can be accessed on the Company’s web site on the World Wide Web at www.seapines.com. Offering prices on the bulletin board to purchase the Company’s common stock during the fiscal year ended October 31, 2004 ranged from $.75 to $3.50 per share.

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

     Pursuant to the agreement and plan of merger with The Riverstone Group, LLC, holders of the Company’s common stock will be entitled to receive $8.50 per share in cash, without interest, for each of their shares of common stock.

     (b) Holders. As of December 31, 2004, there were approximately 553 holders of record of shares of common stock.

     (c) Dividends. The Articles of Incorporation of the Company provide for dividends on the preferred stock of $0.722 per share per annum to be paid in arrears. The terms of the Company’s judgment loan, as described in Note 7 to the Company’s consolidated financial statements, required the Company to cease the payment of dividends on its preferred stock. As of October 31, 2004, all preferred stock dividends applicable to the fiscal years ended October 31, 2004 and 2003 have been accrued, but not paid. Preferred stock dividends applicable to the fiscal year ended October 31, 2002 and all prior years have been declared and paid.

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

	Years Ended October 31,
	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:

Revenues	$65,653	$56,935	$54,692	$53,851	$52,765
Costs and expenses	$62,510	$55,548	$51,790	$51,561	$51,677
Income from operations	$3,143	$1,387	$2,902	$1,290	$1,088
Interest expense	$(2,512)	$(2,271)	$(2,392)	$(2,771)	$(1,426)
Other (expense) income (1)	$(256)	$(5,526)	$(270)	$(1,623)	$(149)
Net income (loss) (1)	$375	$(6,464)	$197	$(2,674)	$(389)
Net income (loss) attributable to common stock	$215	$(6,624)	$37	$(2,834)	$(730)
Per share of common stock Net income (loss)	$0.06	$(1.85)	$0.01	$(0.80)	$(0.23)
Weighted average shares outstanding	3,595	3,580	3,568	3,554	3,174

Consolidated Balance Sheet Data:

Current assets	$6,566	$6,614	$5,894	$4,259	$5,017
Real estate assets, net	$43,671	$45,861	$47,416	$49,516	$50,310
Total assets	$50,628	$52,814	$54,511	$55,172	$56,994
Current liabilities	$9,938	$8,510	$7,223	$7,495	$8,802
Long-term obligations, less current portion	$37,650	$41,451	$37,948	$38,498	$36,236
Shareholders’ equity (1)	$3,040	$2,853	$9,340	$9,179	$11,956

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Merger Agreement

     On July 27, 2004, the Company entered into an agreement and plan of merger with The Riverstone Group, LLC whereby the Company would become a wholly owned subsidiary of The Riverstone Group, LLC. Under the proposed merger, holders of the Company’s common stock other

(1)	Litigation expenses totaling $6,324 were recorded during fiscal year 2003, as discussed in Note 5 to the Company’s consolidated financial statements.

than the Company, The Riverstone Group, LLC, or any of their subsidiaries or holders perfecting their dissenters rights under South Carolina law will be entitled to receive $8.50 per share in cash, without interest, for each of their shares of common stock. In addition, the Merger Agreement provides that if the proposed merger occurs, then within 10 days thereafter The Riverstone Group, LLC will provide the Company with sufficient cash to redeem all of its outstanding Series A preferred stock and pay off its debenture to the Trust, and following the receipt of such cash, the Company will redeem all of its outstanding Series A preferred stock and pay off the debenture to the Trust, which will result in the redemption of all of the outstanding trust preferred securities issued by the Trust. The merger agreement is subject to closing conditions customary for transactions of this type, including obtaining the approval of holders of at least 80% of the Company’s outstanding common stock. In order to avoid having the merger agreement trigger the distribution of Series B preferred stock purchase rights under the Company’s Second Amended and Restated Rights Agreement (“Rights Agreement”), the Company amended the Rights Agreement on July 27, 2004 so that no person would become an “Acquiring Person” (as defined in the plan) as the result of the execution or delivery of, or the consummation of the merger contemplated by, the merger agreement.

     A preliminary proxy statement with respect to the proposed merger has been filed with the Securities and Exchange Commission. It is anticipated that the shareholders will vote on the merger during the second fiscal quarter 2005. Effective as of December 13, 2004, the Merger Agreement was amended to extend from December 31, 2004 to March 31, 2005 the date after which any party may terminate the merger agreement if the merger has not then occurred and to make a corresponding extension of the latest date to which the Company is obligated to postpone the shareholders’ meeting to approve the merger.

Results of Operations

     The Company’s operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including a 60-room inn, conference facilities, three resort golf courses, a tennis center, home and villa rental management operations, retail sales outlets, food and beverage service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is an independent real estate brokerage firm with 12 offices serving Hilton Head Island and its neighboring communities.

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

2004 Compared to 2003

Revenues

     The Company reported revenues of $65,653,000 for fiscal 2004, an $8,718,000, or 15.3%, increase over fiscal 2003. Resort revenues, excluding cost reimbursements revenues, increased by $3,575,000, or 10.6%, compared to fiscal 2003, while real estate brokerage revenues, excluding cost reimbursements revenues, improved by $4,952,000, or 25.1%.

The primary factors contributing to the $8,718,000 increase in revenues were as follows:

•	Real estate brokerage revenues increased by $4,952,000, or 25.1%, during fiscal 2004 as compared with fiscal 2003. Real estate brokerage revenues are very closely tied to real estate sales. The increase in sales is the result of favorable economic conditions, an expansion of our marketing efforts to the mainland markets, the addition of several new agents and the continuation of management’s focus on listings and individual agent marketing.

•	Golf revenue in fiscal 2004 increased by $224,000, or 1.9%, as compared to fiscal 2003. The number of resort golf rounds played at Harbour Town Golf Links during fiscal 2004 increased by 2,366 rounds, or 9.8%, from fiscal 2003. This increase in rounds played was partially offset by an $8.49, or 5.8%, decrease in average resort rate paid per round in fiscal 2004 over fiscal 2003. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during fiscal 2004 increased by 3,299 rounds, or 5.5%, from fiscal 2003. This increase was partially offset by a $3.29, or 5.4%, decrease in average resort rate paid per round in fiscal 2004 over fiscal 2003.

•	Rental management revenue increased by $36,000, or 0.3%, during fiscal 2004 as compared with fiscal 2003. Total guest occupied nights during fiscal 2004 were 47,121, as compared to 48,081 during fiscal 2003. The average daily rate was $217.02 in fiscal 2004, as compared to $212.08 during fiscal 2003.

•	Food and beverage operations generated revenues of $5,922,000 in fiscal 2004. This represents an increase of $1,454,000, or 32.5%, over fiscal 2003. This increase was due to a $926,000, or 55.7%, increase in revenue from the catering department, a $228,000, or 42.7%, increase in revenue from the Harbour Town Grill, a $130,000, or 12.4%, increase in revenue from the Sea Pines Beach Club, a $107,000, or 25.1%, increase in revenue from the Harbour Town Bakery and a $63,000 increase in revenue from other food and beverage operations.

•	The Inn at Harbour Town generated revenues of $2,850,000 in fiscal 2004. This represents an increase of $484,000, or 20.5%, from fiscal 2003. Total guest occupied room nights were 14,518 during fiscal 2004 as compared to 12,043 during fiscal 2003. The average daily rate was $181.46 during fiscal 2004, a decrease of $1.47 from the same period in fiscal 2003.

•	Other resort services revenue increased by $270,000, or 7.5%, during fiscal 2004 as compared with fiscal 2003. This increase is primarily the result of increased revenue from tennis operations related to the Smith/Stearns Tennis Academy and increased rental income from the Company’s bike shop operations.

•	Cost reimbursements increased by $191,000, and totaled $3,830,000, in fiscal 2004. The increase was primarily due to a $125,000 increase in housekeeping expenses reimbursed by villa owners on the Company’s rental program and a $67,000 increase in other lodging related billings reimbursed by resort guests.

Cost of revenues

     Cost of revenues were $44,763,000 in fiscal 2004, representing an increase of $5,580,000, or 14.2%, over fiscal 2003. A majority of this increase, $4,066,000, was attributable to increased commissions earned by real estate sales agents as a result of improved real estate sales activity.

Expenses

•	Sales and marketing expenses increased by $884,000, or 27.0%, and totaled $4,155,000 in fiscal 2004. This increase was primarily due to a $353,000, or 21.9%, increase in resort marketing promotions and expenses, the recording of $257,000 in resort marketing barter expenses, a $153,000, or 14.3%, increase in real estate marketing expenses and a $121,000, or 20.5%, increase in conference sales expenses.

•	General and administrative expenses increased by $90,000, or 1.3%, totaling $6,967,000 for the year. Excluding the effect of a property tax refund of $304,000 received and recorded in the first quarter 2003, general and administrative expenses decreased by $214,000. This decrease was primarily due to a $413,000 decrease in medical claims associated with the Company’s self-funded medical plan and a $131,000 decrease in legal fees. These decreases were offset by a $344,000 increase in property taxes due to a countywide reassessment.

•	Depreciation and amortization expense increased by $217,000, or 8.4%, and totaled $2,795,000 in fiscal 2004. This increase was primarily related to the Company recording $239,000 in impairment losses in fiscal 2004 related to assets associated with discontinued development projects.

Other income (expense)

•	The Company reports changes in the value of its interest rate swap agreements in its operations. The Company recorded interest rate swap agreement income of $930,000 in fiscal 2004. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Interest income decreased by $183,000 during fiscal 2004 as compared to fiscal 2003. This was primarily as a result of the Company receiving interest of $104,000 during first quarter 2003 on excess property taxes paid from fiscal 1998 through fiscal 2001 and the payoff of a note receivable that the Company held in September 2003.

•	Interest expense increased by $241,000, or 10.6%, during fiscal 2004 as compared to fiscal 2003. This increase is primarily the result of increased interest expense related to the additional debt from the judgment loan and the higher rate of interest on the trust preferred securities as described in Note 7 to the financial statements.

•	Merger related expenses totaling $1,184,000 were recorded during fiscal 2004. This total included consulting, investment banking and legal expenses related to the merger agreement with The Riverstone Group, LLC.

•	Litigation expenses totaling $6,324,000 were recorded during fiscal 2003. On April 30, 2003, a jury verdict of $7,800,000 was rendered against Sea Pines Company, Inc. in Grey Point Associates, et al. v. Sea Pines Company, Inc. The lawsuit involved alleged breach of contract related to the development of the TidePointe retirement community. On October 6, 2003, Sea Pines Company, Inc. agreed pursuant to the terms of a settlement agreement and release to pay $5,900,000 to settle the lawsuit. The Company incurred $424,000 in legal fees and related expenses in connection with the lawsuit.

Income taxes

     The Company has not recorded any income tax provision for fiscal 2004 since the Company has sufficient net operating losses and loss carryforwards. The net operating loss carryforwards are fully reserved since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of the loss carryforwards. The Company’s valuation allowance on its deferred tax assets decreased by $590,000 during the year ended October 31, 2004 to $2,695,000.

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

     The primary factors contributing to the $2,243,000 increase in revenues were as follows:

•	Real estate brokerage revenues increased by $3,460,000, or 21.3%, during fiscal 2003 as compared with fiscal 2002. This increase was primarily the result of a 24.3% increase in sales volume in fiscal 2002. This improvement is attributable to low mortgage interest rates and a favorable second home real estate market.

•	Golf revenue in fiscal 2003 decreased by $514,000, or 4.2%, as compared to fiscal 2002. The number of resort golf rounds played at Harbour Town Golf Links during fiscal 2003 decreased by 1,123 rounds, or 4.4%, from fiscal 2002. This decrease in rounds played was partially offset by a $2.68, or 1.9%, increase in average resort rate paid per round in fiscal 2003 over fiscal 2002. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during fiscal 2003 decreased by 8,195 rounds, or 12.1%, from fiscal 2002. This decrease was partially offset by a $2.47, or 4.2%, increase in average resort rate paid per round in fiscal 2003 over fiscal 2002.

•	Rental management revenue decreased by $977,000, or 8.4%, during fiscal 2003 as compared with fiscal 2002. Total guest occupied nights during fiscal 2003 were 48,081 as compared to 52,470 during fiscal 2002. The average daily rate was $212.08 in fiscal 2003, as compared to $212.81 during fiscal 2002.

•	Food and beverage operations generated revenues of $4,468,000 in fiscal 2003, a decrease of $24,000, or 0.5%, over fiscal 2002. This decrease was primarily due to a $348,000, or 17.3%, decline in revenue from catering operations and a $54,000, or 10.0%, decline in revenue from golf food and beverage operations. These decreases were partially offset by a $342,000, or 48.3%, increase in revenue from the Sea Pines Beach Club, a $53,000, or 14.2%, increase in revenue from the Harbour Town Bakery and a $42,000, or 8.5%, increase in revenue from the Heritage Grill.

•	The Inn at Harbour Town generated revenues of $2,366,000 in fiscal 2003, a decrease of $301,000, or 11.3%, from fiscal 2002. Total occupied room nights were 12,043 as compared to 13,516 during 2002. The average daily rate was $182.93 during fiscal 2003, a decrease of $5.04, or 2.7%, from the same period in fiscal 2002.

•	Other recreation services revenue increased by $450,000, or 14.2%, during fiscal 2003 as compared with fiscal 2002. This increase was primarily the result of increased revenue from tennis operations related to the Smith/Stearns Tennis Academy and increased rental income from the Company’s bike shop operations.

Cost of revenues

     Cost of revenues were $39,183,000 in fiscal 2003, representing an increase of $3,147,000, or 9.2%, over fiscal 2002. A majority of this increase, $2,989,000, was attributable to increased commissions earned by real estate sales agents as a result of improved real estate sales activity.

Expenses

•	Sales and marketing expenses increased by $249,000, or 8.2%, and totaled $3,271,000 in fiscal 2003. This increase was the result of increased real estate marketing and resort marketing promotions during fiscal 2003.

•	General and administrative expenses increased by $284,000, or 4.3%, totaling $6,877,000 for the year. This increase was the result of a $219,000 increase in medical claims paid by the Company’s self-funded medical plan, a $187,000 increase in consulting and legal expenses related to the Company’s board of directors’ strategic planning, a $164,000 increase in property tax expenses, a $101,000 increase in insurance expenses and a $52,000 increase in bank service fees. These increases were partially offset by the $304,000 property tax refund discussed above and a $109,000 decrease in bad debt expense.

•	Depreciation and amortization expense decreased by $11,000, or 0.4%, and totaled $2,578,000 in fiscal 2003.

Other income (expense)

•	The Company reports changes in the value of its interest rate swap agreements in its operations. The Company recorded interest rate swap agreement income of $533,000 in fiscal 2003. During fiscal 2002, falling interest rates caused the fair value of the agreements to decline and the Company recorded interest rate swap agreement expense of $381,000. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Interest income increased by $91,000 during fiscal 2003 as compared to fiscal 2002. This was primarily as a result of the Company receiving interest of $104,000 during the first quarter 2003 on a refund of excess property taxes paid during fiscal 1998 through fiscal 2001.

•	Gain on the sale of assets totaled $63,000 for fiscal 2003. These gains were the result of the sale of two density units and certain other assets.

•	Interest expense decreased by $121,000, or 5.1%, during fiscal 2003 as compared to fiscal 2002. This decrease was attributable to lower interest rates during fiscal 2003.

•	Litigation expenses totaling $6,324,000 were recorded during fiscal 2003. On April 30, 2003, a jury verdict of $7,800,000 was rendered against Sea Pines Company, Inc. in Grey Point Associates, et al. v. Sea Pines Company, Inc. The lawsuit involved alleged breach of contract related to the development of the TidePointe retirement community. On October 6, 2003, Sea Pines Company, Inc. agreed pursuant to the terms of a settlement agreement and release to pay $5,900,000 to settle the lawsuit. The Company incurred $424,000 in legal fees and related expenses in connection with the lawsuit.

Income taxes

     The Company has not recognized any income tax benefit for fiscal 2003 related to its taxable loss since the Company is uncertain whether there will be sufficient taxable income in future periods to allow for utilization of the loss. The Company had current tax expense of approximately $54,000 for fiscal 2003. This expense related to a reduction of the current income tax receivable upon finalization of the timing differences for the 2002 income tax returns. Because the Company’s deferred assets are fully reserved, this reduction results in a net current tax charge for the 2003 fiscal year. The Company’s valuation allowance on its deferred tax assets increased by $2,599,000 during the year ended October 31, 2003 to $3,285,000.

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

     Cash and cash equivalents decreased by $255,000 during fiscal 2004 and totaled $3,787,000 at October 31, 2004, of which $3,230,000 was restricted. Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners. Working capital (current assets less current liabilities) decreased during fiscal 2004 by $1,476,000, resulting in a working capital deficit of $3,372,000 at October 31, 2004.

     Accounts payable and accrued expenses increased by $989,000 during fiscal 2004 and totaled $3,681,000 at October 31, 2004. This increase was primarily due to increased accrued brokerage commission due to real estate agents and increased accrued preferred stock dividends.

     Under the Company’s master credit agreement, the Company maintains four loan facilities: a term loan, a revolving line of credit, judgment loan and a seasonal line of credit. Available funds under these four loan facilities total $38,767,000, of which $35,150,000 was outstanding at October 31, 2004.

     The term loan had an outstanding principal amount of $13,567,000 as of October 31, 2004 and matures on November 1, 2008. The revolving line of credit had an outstanding balance of $18,300,000 as of October 31, 2004 and matures on November 1, 2007. The judgment loan had an outstanding balance of $2,400,000 on October 31, 2004 and matures on November 15, 2005. The available balance under the seasonal line of credit totals $4,500,000. It is used to meet cash requirements during the Company’s off-season winter months. As of October 31, 2004, the seasonal line of credit had an outstanding balance of $883,000. The seasonal line of credit expires on November 1, 2007.

     Long-term debt decreased by $2,647,000 during fiscal 2004. Repayments of $3,500,000 were made on the judgment loan and repayments of $1,230,000 were made on the term loan. Borrowings on the revolving line of credit were $1,200,000 and borrowings on the seasonal line of credit were $883,000.

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

A summary of the Company’s contractual obligations is presented below:

	Payments Due by Period
	Contractual Obligations
	(in thousands)
					More than
	Total	Less than 1 year	1-3 years	3-5 years	5 years

Long-term debt	$35,150	$1,325	$5,370	$28,455	$—
Trust preferred securities	2,480	—	—	—	2,480
Operating leases	3,451	998	1,435	558	460
Purchase obligations	1,039	714	300	25	—

Total contractual obligations	$42,120	$3,037	$7,105	$29,038	$2,940

Subsequent Events

     In December 2004, the bank waived the loan covenant in the Company’s master credit agreement related to the net worth ratio for the year ending October 31, 2005. The waiver was required because the Company did not expect to be in compliance with this covenant for the year ending October 31, 2005.

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

     The Company has reduced its interest rate risk exposure by entering into these two swap agreements. A change in the LIBOR rate would affect the rate at which the Company could borrow funds in excess of the $24 million fixed by the above swap agreements. Based on variable rate obligations outstanding at October 31, 2004, each 25 basis point increase or decrease in the level of interest rates would increase or decrease the Company’s annual interest expense and related cash payments by approximately $28,000.

Item 8. Financial Statements and Supplementary Data.

     The audited Consolidated Financial Statements of the Company which include supplementary data are attached hereto beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company’s principal accountant, Ernst & Young LLP, resigned effective October 21, 2004. On October 21, 2004, the Company’s audit committee engaged Hancock Askew & Co., LLP as the Company’s principal accountant. This change was reported on a Form 8-K dated October 21, 2004.

Item 9A. Controls and Procedures.

     As of October 31, 2004, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15-(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of October 31, 2004 the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended October 31, 2004 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors:

Name, Age and Address	Biographical Information
John F. Bard (63) 13 West Beach Lagoon Road Hilton Head Island, SC 29928	Mr. Bard has served as a director since 2003. He was Executive Vice President and Chief Financial Officer of The Wm. Wrigley Jr. Company from 1990 until his retirement in 2000. He began his business career with The Procter & Gamble Company in financial management and subsequently was Chief Financial Officer of The Clorox Company and later President of Tambrands Inc. prior to joining Wrigley. Mr.

Name, Age and Address	Biographical Information
Bard presently serves on the boards of The Wm. Wrigley Jr. Company and Weight Watchers International, Inc.

Paul B. Barringer, II (74) 14 South Calibogue Cay Hilton Head Island, SC 29928	Mr. Barringer has served as a director since 1997. He has been Chairman and CEO of Coastal Lumber Company headquartered in Weldon, North Carolina, since 1959. He currently serves on the boards of several educational institutions and is an active board member of various civic and industry associations.

Todd Clist (62) 39 River Club Drive Hilton Head Island, SC 29926	Mr. Clist retired in December 2000 after a 32-year career with Marriott Corporation. He retired as President of North American Lodging Operations, Marriott International, Inc. He was responsible for operations and market management for all franchised and managed lodging brands in the United States and Canada, over 1,800 properties including Marriott Hotels, Resorts and Suites, Renaissance Hotels and Resorts, Courtyards, Residence Inns, Fairfield Inn and Suites and TownPlace Suites.

Ralph L. Dupps, Jr. (59) 12 Plantation Drive Hilton Head Island, SC 29928	Mr. Dupps has served as a director since 1995. He has been President of Dupps and Company and a partner in NWI, a real estate development company, since 1981. He was the Chairman of the Board of Directors of Atlantic Savings Bank, a subsidiary of Wachovia Bank, N.A. from 1994 until 2003. Currently, he is a director of Ward Edwards, Inc., a member of the Wachovia Bank of South Carolina Advisory Board, a member of the Hilton Head Museum Board of Directors and a CSA Board member.

Norman P. Harberger (75) 22 Oyster Landing Road Hilton Head Island, SC 29928	Mr. Harberger has served as a director since 1993 and as Chairman of the Company since 1999. He was Vice Chairman of the Company from 1996 to 1999. He was President and Owner of Harberger & Associates, management consultants from 1986 to 2002. He was previously an executive of Rohm and Haas Company, retiring as that firm’s Administrative

Name, Age and Address	Biographical Information
Vice President in 1986. He is a trustee of the Heritage Classic Foundation and the Technical College of the Lowcountry Foundation. He serves as Chairman of the Greater Island Committee and as a director of Seacoast Synergy, Inc.

Michael E. Lawrence (60) 46 Baynard Park Road Hilton Head Island, SC 29928	Mr. Lawrence has served as a director since 1994 and as Chief Executive Officer of the Company since 1995. He has served as President of Sea Pines Company, Inc. since November 1994 and was its Vice President and Chief Financial Officer from February 1991 to November 1994 and its Controller from February 1990 to February 1991. Formerly, he was a partner in the Management Consulting Division of Ernst & Young LLP.

Thomas C. Morton (63) 20 Harleston Green Hilton Head Island, SC 29928	Mr. Morton has served as a director since 1991 and as Treasurer of the Company since 1991. He is a certified public accountant who has owned and operated tax and accounting practices in Michigan and South Carolina since 1974. Prior to that he spent 10 years in the audit and tax departments of the international accounting firm of Deloitte & Touche.

John A. Norlander (74) 72 N. Calibogue Cay Road Hilton Head Island, SC 29928	Mr. Norlander has served as a director since 2000. He has been a Sea Pines property owner since his retirement in 1997. He was an executive with Hilton Hotels for 20 years working in sales and marketing and as general manager of three major convention hotels. He then joined Radisson Hotels as EVP/COO and was subsequently promoted to President and CEO of Radisson. Mr. Norlander’s last position was President/CEO of Carlson Hospitality Worldwide which included, in addition to Radisson and Radisson Seven Seas, the TGI Friday’s restaurant chain and Country Inns by Carlson.

Peter Parrott (59) 23 N. Calibogue Cay Road Hilton Head Island, SC 29928	Mr. Parrott has served as a director since 2000 and as Secretary of the Company since 2001. He has been President of University Housing Group,

Name, Age and Address	Biographical Information
a developer of private, market rate housing for college students since 1997. Previously, he was a founder and Director of Gables Residential Trust, a publicly traded real estate investment trust. Prior to Gables, Mr. Parrott was a partner and a member of the management board of Trammell Crow Residential Company, a large privately owned real estate company. Currently he serves as Chairman of the Board of Directors of Volunteers in Medicine on Hilton Head Island.

David E. Pardue (57) 17 South Beach Lagoon Road Hilton Head Island, SC 29928	Mr. Pardue has served as a director since 2002. His business career has involved three areas: real estate sale/leaseback transactions, golf course development and management, and venture capital transactions. He has been Chairman of Primus Capital LLC, a real estate sale/leaseback investment company, since 1997. Mr. Pardue has also been the general partner and primary investor in Dacourt Golf, Inc. since 1987, and Chairman of The Dacourt Group, Inc., a venture capital investment company since 1983. He served on the Board of Trustees of The University of North Carolina at Chapel Hill from 1995 until 2003, the Board of Trustees of Elon University from 1985 until 1999, and has been a director of The THA Foundation since 1979.

Marc Puntereri (53) 26 Plantation Drive Hilton Head Island, SC 29928	Mr. Puntereri has served as a director since 2001. He has been a Managing Member of The Cypress Group, LLC, an owner, operator and developer of senior living communities, since 1990. Previously, he served as president of First Southern Properties, Inc., and as a consultant to the Sea Pines Company, Inc. His community service has included board and/or committee involvement for Hilton Head Hospital, Hilton Head Health Services, Inc., Hilton Head Medical Associates, Inc., Community Services Associates, Inc. (CSA), Sea Pines Montessori School, Hilton Head Preparatory School, United Way, Chamber Business/Education Partnership and the Deep Well Project.

Name, Age and Address	Biographical Information
Kathleen B. Speer (44) 26 Sandhill Crane Hilton Head Island, SC 29928	Mrs. Speer has served as a director since 2001. She has been a Sea Pines property owner since 1995. She retired as a partner of Hewitt Associates, L.L.C., a human resource management consulting firm after 11 years with the firm. Mrs. Speer has served on the Board of the Association of Sea Pines Plantation Property Owners (ASPPPO), the Arts Center of Coastal Carolina, and presently serves on the CSA Board of Directors.

Joseph F. Vercellotti (75) 18 Old Military Road Hilton Head Island, SC 29928	Mr. Vercellotti has served as a director since 1995 and as Vice Chairman of the Company since 2001. He retired in 1987, after a 35 year general management, strategic planning and marketing career with General Electric Company, to pursue interests in management consulting, primarily with high-tech, start up firms.

Executive Officers:

Name of Individual	Title
Norman P. Harberger*	Chairman
Joseph F. Vercellotti*	Vice Chairman
Marc Puntereri*	Vice Chairman
Michael E. Lawrence*	Chief Executive Officer
Steven P. Birdwell	Chief Financial Officer
Thomas C. Morton*	Treasurer

*Biographical information concerning these individuals can be found above under “Directors”

Name, Age and Address	Biographical Information
Steven P. Birdwell (45) 12 Governors Lane Hilton Head Island, SC 29928	Mr. Birdwell became the Chief Financial Officer of the Company in 2002. He has served as Chief Financial Officer of Sea Pines Company, Inc. since May 1999, and also served in that capacity from November 1994 to September 1998. He was Controller of Sea Pines Company from June 1992 to November 1994. He was the Senior Vice President and Chief Financial Officer of Sholodge, Inc. from September 1998 to May 1999. He currently serves as Chairman of the

Name, Age and Address	Biographical Information
Board of Directors of the Resort Hotel Association, a director of Resort Hotel Insurance Company and a member of the Wachovia Bank Advisory Board.

     The Company’s Audit Committee is composed of Directors Bard, Barringer, Parrott and Puntereri. The Board of Directors has determined that Mr. Bard is an (i) “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission and (ii) independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A of the Proxy Rules.

     The Company has adopted a code of ethics that applies to the Chief Executive Officer and Chief Financial Officer of the Company and the Chief Executive Officer, Chief Financial Officer and Controller of the Company’s subsidiaries. A copy of that code of ethics can be found as Exhibit 14 to this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange act of 1934 requires that the directors, officers and certain shareholders of the Company file reports of holdings and transactions in the Company’s common stock and preferred stock with the Securities and Exchange Commission. Based solely on the Company’s review of such reports furnished to the Company and written representations from certain reporting persons, the Company believes that all Securities and Exchange Commission filing requirements applicable to its directors and officers with respect to the Company’s fiscal year ended October 31, 2004 were complied with.

Item 11.Executive Compensation.

Director Compensation

The Company discontinued its practice of paying cash retainers and meeting fees to non-employee directors as of March 2001, replacing those payments with annual stock grants. The stock grants are made pursuant to the Company’s Director Stock Compensation Plan (the “Plan”). The Plan allotted 50,000 shares of common stock to be issued at the discretion of the Board of Directors to compensate directors who are not salaried employees of the Company or any of its subsidiaries. An additional 50,000 shares of common stock was allotted by the Board of Directors in February 2004. Pursuant to the Plan, the Board of Directors may grant any eligible director an unconditional award of shares of common stock or an award of the conditional right to receive shares of common stock in the future, as compensation for services rendered in as members of the Board of Directors.

In fiscal year 2004, each non-employee director received an unconditional grant of 1,000 shares of common stock, in recognition of service on the Board of Directors from March 2004 to March 2005. Directors also are entitled to discounts at various facilities owned by the Company for golf fees, restaurant purchases and retail purchases and are provided complimentary tickets to events sponsored by the Company.

Officer Compensation

     Except for Messrs. Lawrence and Birdwell, none of the officers of the Company receives any cash or non-cash compensation for services rendered in such capacity. The Company’s operations are conducted exclusively through its wholly-owned subsidiaries. The following table summarizes the compensation earned by Mr. Lawrence and Mr. Birdwell for services performed during fiscal years 2004, 2003 and 2002.

Summary Compensation Table

				Long-Term
		Annual Compensation		Compensation
Name and Principal				Restricted	All Other
Position	Year	Salary (1)	Bonus (2)	Stock Award (3)	Compensation (4)
Michael E. Lawrence	2004	$209,404	$0	$0	$6,364
Chief Executive	2003	$198,500	$0	$30,550	$6,154
Officer	2002	$193,596	$39,700	$31,950	$5,369

Steven P. Birdwell	2004	$128,654	$0	$0	$3,806
Chief Financial Officer	2003	$122,000	$0	$11,700	$3,325
	2002	$119,115	$16,600	$12,500	$3,303

(1)	Salary includes amounts deferred at the election of the named officer pursuant to the Company’s 401(k) plan.

(2)	Bonus includes amounts earned by the named officer in the year indicated, but paid in the following fiscal year.

(3)	The value of the conditional shares held by Mr. Lawrence and Mr. Birdwell as of October 31, 2004 was $257,550 and $98,600, respectively, based on the price of $8.50 per share that would be paid if the merger agreement described in Item 1(a) is approved by the Company’s shareholders.

(4)	All other compensation consists of amounts contributed by the Company to the 401(k) plan account of the named officer.

The remuneration described in the previous table does not include the cost to Sea Pines Company, Inc. of certain employee benefits furnished to Messrs. Lawrence and Birdwell. The amount of such employee benefits accrued in each of fiscal years 2003, 2002 and 2001 did not exceed 10% of the total of each officer’s respective annual salary and bonus reported above for such year.

Sea Pines’ key managers are parties to change of control severance agreements that provide them with significant economic protection if they are fired without “cause” or quit with “good reason,” in each case as defined in the severance agreements, within 12 months after the effective date of a “change of control” as defined in the severance agreements. The proposed merger, if it occurs, would constitute a “change of control” under the severance agreements. The total amount payable to Sea Pines’ executive officers if their severance payments were triggered is $481,226 ($309,923 to Mr. Lawrence and $171,303 to Mr. Birdwell).

Compensation Committee Interlocks and Insider Participation

Directors Harberger, Norlander, Puntereri, Speer and Vercellotti were members of the Personnel and Compensation Committee during fiscal year 2004. Mr. Harberger is the Chairman of the Board of the Company, and Mr. Vercellotti and Mr. Puntereri are the Vice Chairmen of the Company. None of these individuals is an employee of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2004, certain information regarding the beneficial ownership of Sea Pines’ common stock and preferred stock by:

•	each of Sea Pines’ directors and executive officers;

•	all of Sea Pines’ directors and executive officers as a group; and

•	each person known by Sea Pines to be the beneficial owner of 5% or more of Sea Pines’ outstanding common stock.

There were approximately 553 record holders of Sea Pines’ common stock and 3,600,500 shares of Sea Pines’ common stock outstanding on that date.

	Number of Shares (1)		Percent of Class
Name of Owner	Common	Preferred	Common	Preferred
Executive Officers and Directors
John F. Bard (2)	2,750	500	*	*
Paul B. Barringer, II (3)	328,000	—	9.11%	—
Steven P. Birdwell (4)	8,000	—	*	—
Todd Clist	1,000	—	*	—
Ralph L. Dupps, Jr. (5)	66,000	—	1.83%	—
Norman P. Harberger (6)	30,000	—	*	—
Michael E. Lawrence (7)	14,000	—	*	—
Thomas C. Morton (8)	28,000	—	*	—
John A. Norlander	6,750	—	*	—
David E. Pardue (9)	5,000	—	*	—
Peter Parrott (10)	12,000	—	*	—
Marc Puntereri	6,000	—	*	—
Kathleen B. Speer (11)	188,500	5,500	5.24%	2.49%
Joseph F. Vercellotti (12)	10,000	—	*	—
All Directors and Executive Officers as a group (14 persons)	706,000	6,000	19.61%	2.72%

Beneficial Owners of More Than 5%
The Riverstone Group, LLC and William H. Goodwin, Jr. (13) 901 East Cary St., Suite 1500 Richmond, VA 23219	958,000	—	26.61%	—
Richard N. Speer, Jr. (14)	184,500	5,500	5.12%	2.49%
One Ravinia Drive, Suite 625 Atlanta, GA 30346
Paul B. Barringer, II (3)	328,000	—	9.11%	—
14 South Calibogue Cay Hilton Head Island, SC 29928

*	Represents less than 1% of the class

(1)	Shares of common stock reflected in the table as owned by Messrs. Birdwell, Clist, Norlander, and Puntereri are owned by each of them directly. Unless otherwise indicated, shares reflected in the table as owned by each of the other shareholders are owned jointly with such shareholder’s spouse.

(2)	Includes 2,000 common shares held directly by Mr. Bard and 750 common shares and 500 Series A preferred shares held directly by his spouse. Does not include 2,000 deferred shares granted to Mr. Bard under the Sea Pines’ Director Stock Compensation Plan.

(3)	Based on information supplied to the Company by Mr. Barringer, 324,000 shares are owned by a limited partnership, the general partner of which is a limited liability company controlled by Mr. Barringer and his wife, and 4,000 shares are held directly by Mr. Barringer. Mr. Barringer is both a director and a beneficial owner of 5% or more of the Company’s outstanding common stock.

(4)	Does not include 11,600 deferred shares granted to Mr. Birdwell under the Sea Pines’ Deferred Issuance Stock Plan.

(5)	Includes 13,000 shares held directly by Mr. Dupps and 53,000 shares held jointly with his spouse.

(6)	Includes 22,000 shares held by Mr. Harberger directly and 8,000 shares held jointly with his spouse.

(7)	Includes 12,000 shares held by Mr. Lawrence directly and 2,000 shares held directly by his spouse. Does not include 30,300 deferred shares granted to Mr. Lawrence under the Sea Pines’ Deferred Issuance Stock Plan.

(8)	Includes 12,000 shares held by Mr. Morton directly, 8,000 shares held jointly with his spouse and 8,000 shares held directly by his spouse.

(9)	Includes 3,000 shares held by Mr. Pardue directly, and 2,000 shares held directly by his spouse.

(10)	Includes 3,000 shares held directly by Mr. Parrott directly and 9,000 shares held jointly with his spouse.

(11)	Includes 4,000 common shares held directly by Mrs. Speer and 184,500 common shares and 5,500 Series A preferred shares held by Mrs. Speer’s spouse.

(12)	Includes 4,000 shares held directly by Mr. Vercellotti and 6,000 shares held jointly with his spouse.

(13)	Based on information set forth in a Schedule 13D filed by The Riverstone Group and Mr. Goodwin, both have sole voting and investment power with respect to all of such shares.

(14)	Based on information supplied to Sea Pines by Mr. Speer. Does not include 4,000 shares held directly by Mr. Speer’s spouse, who is a director of Sea Pines.

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be		Weighted average exercise
	issued upon exercise of		price of outstanding		Number of securities
	outstanding options, warrants		options, warrants and		remaining available
Plan category	and rights		rights		for future issuance
	(a	)	(b	)	(c	)
Equity compensation plans approved by security holders	113,650		$4.27		66,350
Equity compensation plans not approved by security holders	—		—		45,000	(1)
Total	113,650		$4.27		111,350

(1)	These shares are available for future issuance under the Company’s Director Stock Compensation Plan. Information with respect to that plan can be found in Note 13 to the Company’s consolidated financial statements included herein.

Item 13. Certain Relationships and Related Transactions.

     Mr. Lawrence’s wife is a licensed real estate agent with Sea Pines Real Estate Company, Inc., a subsidiary of the Company. Total commissions paid to Mrs. Lawrence during fiscal year 2004 were $142,412.

Item 14. Principal Accountant Fees and Services.

     The Company’s former principal accountant, Ernst & Young LLP, resigned effective October 21, 2004. The Company engaged Hancock Askew & Co., LLP on October 21, 2004 as principal accountant to perform the fiscal 2004 audit.

     The aggregate fees listed below for professional services in fiscal years 2004 and 2003 as follows:

Services Rendered	Fiscal 2004	Fiscal 2003

Audit Fees	$136,470	$146,410
Audit-Related Fees	—	4,400
Tax Fees	36,464	25,150
All Other Fees	—	—

Total	$172,934	$175,960

     All fiscal 2003 fees were billed by Ernst & Young LLP. During fiscal 2004, $97,934 of the fees were billed by Ernst & Young LLP and $75,000 of the fees were billed by Hancock Askew &

Co., LLP. The Hancock Askew & Co., LLP fees represent the agreed upon audit fee that was paid subsequent to year end.

     The audit fees above represent fees for professional services rendered for the audits and quarterly reviews of the consolidated financial statements of the Company.

     The audit-related fees above represent professional fees rendered for executive discussions regarding internal control policies, procedures and reporting in anticipation of adopting Section 404 of the Sarbanes-Oxley Act.

     The tax fees above represent professional fees for compliance services in connection with the Company’s federal and state tax filings and advisory services related to the Company’s merger agreement.

     The Audit Committee’s Charter provides that the committee will pre-approve all audit services and, subject to the de minimus exception, all permissible non-audit services to be performed for the Company by its independent auditors. From time to time, the Committee may delegate its authority to pre-approve non-audit services to the Chairman of the Committee. Any such approvals are to be reported to the full Committee at its next meeting.

     In fiscal years 2003 and 2004, all of the audit fees, audit-related fees and tax fees were approved either by the Audit Committee or its designee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

     (3) Exhibits:

     The exhibits listed on the accompanying Exhibit Index are filed (except Exhibits 32(a) and 32(b) which are furnished pursuant to Item 601 of Regulation S-K) as part of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, Sea Pines Associates, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEA PINES ASSOCIATES, INC.

Dated: January 31, 2005	By:	/s/ Michael E. Lawrence

Michael E. Lawrence
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, Sea Pines Associates, Inc., and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Norman P. Harberger Norman P. Harberger	Chairman and Director	January 31, 2005

/s/ Michael E. Lawrence Michael E. Lawrence	Chief Executive Officer and Director (principal executive officer)	January 31, 2005

/s/ Steven P. Birdwell Steven P. Birdwell	Chief Financial Officer (principal financial officer and principal accounting officer)	January 31, 2005

/s/ Thomas C. Morton Thomas C. Morton	Treasurer and Director	January 31, 2005

/s/ Joseph F. Vercellotti Joseph F. Vercellotti	Vice Chairman and Director	January 31, 2005

/s/ Peter Parrott Peter Parrott	Secretary and Director	January 31, 2005

Signature	Title	Date
John F. Bard	Director	January 31, 2005

/s/ Paul B. Barringer, II Paul B. Barringer, II	Director	January 31, 2005

/s/ Todd Clist Todd Clist	Director	January 31, 2005

/s/ Ralph L. Dupps, Jr. Ralph L. Dupps, Jr.	Director	January 31, 2005

/s/ John A. Norlander John A. Norlander	Director	January 31, 2005

/s/ David E. Pardue David E. Pardue	Director	January 31, 2005

/s/ Marc Puntereri Marc Puntereri	Director	January 31, 2005

/s/ Kathleen B. Speer Kathleen B. Speer	Director	January 31, 2005

Index to Consolidated Financial Statements

1.	Financial Statements of Sea Pines Associates, Inc.

	Report of Independent Registered Public Accountants	F-2 through F-3

	Consolidated Balance Sheets	F-4 through F-5

	Consolidated Statements of Operations	F-6

	Consolidated Statements of Shareholders’ Equity	F-7

	Consolidated Statements of Cash Flows	F-8

	Notes to Consolidated Financial Statements	F-9 through F-29

2.	Financial Statement Schedule of Sea Pines Associates, Inc.

	Schedule II – Valuation and Qualifying Accounts	F-30

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Sea Pines Associates, Inc.

We have audited the accompanying consolidated balance sheet of Sea Pines Associates, Inc. (the “Company”) as of October 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended October 31, 2004. Our audit also included the financial statement schedule referred to in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sea Pines Associates, Inc. at October 31, 2004, and the consolidated results of its operations and its cash flows for the year ended October 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended October 31, 2004.

/s/ Hancock Askew & Co., LLP

Savannah, Georgia
December 17, 2004

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Sea Pines Associates, Inc.

We have audited the accompanying consolidated balance sheet of Sea Pines Associates, Inc. (the “Company”) as of October 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended October 31, 2003. Our audits also included the financial statement schedule referred to in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sea Pines Associates, Inc. at October 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
December 8, 2003
  except for the first paragraph of Note 14,
  as to which the date is
  July 27, 2004

Sea Pines Associates, Inc.

Consolidated Balance Sheets
(In thousands)

	October 31
	2004	2003

Assets
Current assets:
Cash and cash equivalents
Unrestricted	$557	$471
Restricted	3,230	3,571

	3,787	4,042

Accounts receivable, less allowance for doubtful accounts of $19 and $35 at October 31, 2004 and 2003, respectively	1,546	1,420
Inventories	860	792
Prepaid expenses	373	360

Total current assets	6,566	6,614

Deferred loan fees, net	223	279
Other assets, net	168	60

	391	339

Real estate assets:
Operating properties, net	40,687	42,675
Properties held for future development	2,984	3,186

	43,671	45,861

Total assets	$50,628	$52,814

Sea Pines Associates, Inc.

Consolidated Balance Sheets
(In thousands, except share amounts)

	October 31
	2004	2003

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,681	$2,692
Accrued interest payable	725	422
Accrued property taxes	700	429
Advance deposits	3,135	3,441
Current portion of deferred revenue and other long-term liabilities	372	296
Current portion of long-term debt	1,325	1,230

Total current liabilities	9,938	8,510

Long-term debt, less current portion	33,825	36,567
Interest rate swap agreement	814	1,744
Deferred revenue and other long-term liabilities	531	660
Payable to Sea Pines Associates Trust I	2,480	2,480
Total liabilities	47,588	49,961

Commitments and contingencies (note 10, 11)
Shareholders’ equity:
Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at October 31, 2004 and 2003, respectively (liquidation preference of $1,679 at October 31, 2004 and 2003, respectively)	1,294	1,294
Series B junior cumulative preferred stock, no par value; 20,000 shares authorized, none issued or outstanding	—	—
Common stock, 23,000,000 shares authorized, no par value; 3,600,500 shares and 3,587,400 shares issued and outstanding at October 31, 2004 and 2003, respectively	8,063	7,916
Unearned stock compensation	(270)	(255)
Accumulated deficit	(6,047)	(6,102)

Total shareholders’ equity	3,040	2,853

Total liabilities and shareholders’ equity	$50,628	$52,814

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year ended October 31
	2004	2003	2002
Revenues
Resort	$37,161	$33,586	$34,892
Real estate	24,662	19,710	16,250
Cost reimbursements	3,830	3,639	3,550

	65,653	56,935	54,692

Cost and expenses:
Cost of revenues	44,763	39,183	36,036
Costs subject to reimbursement	3,830	3,639	3,550
Sales and marketing expenses	4,155	3,271	3,022
General and administrative expenses	6,967	6,877	6,593
Depreciation and amortization	2,795	2,578	2,589

	62,510	55,548	51,790

Income from operations	3,143	1,387	2,902

Other income (expense):
(Loss) gain on sale or disposal of assets, net	(21)	63	—
Interest income	19	202	111
Interest rate swap agreements	930	533	(381)
Interest expense	(2,512)	(2,271)	(2,392)
Merger related expenses	(1,184)	—	—
Litigation expenses	—	(6,324)	—

	(2,768)	(7,797)	(2,662)

Income (loss) before income taxes	375	(6,410)	240

Provision for income taxes	—	(54)	(43)

Net income (loss)	375	(6,464)	197

Preferred stock dividend requirements	(160)	(160)	(160)

Net income (loss) attributable to common stock	$215	$(6,624)	$37

Net income (loss) per share of common stock, basic and diluted	$0.06	$(1.85)	$(0.01)

Weighted average shares outstanding	3,595	3,580	3,568

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Shareholders’ Equity
(In thousands)

						(Accumulated
	Series A				Unearned	Deficit)
	Preferred Stock		Common Stock		Stock	Retained
	Shares	Amount	Shares	Amount	Compensation	Earnings	Total

Balance at November 1, 2001	221	$1,294	3,560	$7,559	$(159)	$485	$9,179

Net income	—	—	—	—	—	197	197
Issuance of common stock to directors	—	—	14	84	(84)	—	—
Issuance of grants for deferred stock plan	—	—	—	116	(116)	—	—
Amortization of stock compensation	—	—	—	—	124	—	124
Preferred stock dividend	—	—	—	—	—	(160)	(160)

Balance at October 31, 2002	221	1,294	3,574	7,759	(235)	522	9,340

Net loss	—	—	—	—	—	(6,464)	(6,464)
Issuance of common stock to directors	—	—	14	56	(56)	—	—
Issuance of grants for deferred stock plan	—	—	—	101	(101)	—	—
Amortization of stock compensation	—	—	—	—	137	—	137
Preferred stock dividend	—	—	—	—	—	(160)	(160)

Balance at October 31, 2003	221	1,294	3,588	7,916	(255)	(6,102)	2,853

Net income	—	—	—	—	—	375	375
Issuance of common stock to directors	—	—	12	31	(31)	—	—
Issuance of grants for deferred stock plan	—	—	—	116	(116)	—	—
Amortization of stock compensation	—	—	—	—	132	—	132
Preferred stock dividend	—	—	—	—	—	(320)	(320)

Balance at October 31, 2004	221	$1,294	3,600	$8,063	($270)	($6,047)	$3,040

See accompanying notes.

Sea Pines Associates, Inc.

Consolidated Statements of Cash Flows
(In thousands)

	Year ended October 31
	2004	2003	2002

Cash flows from operating activities
Net income (loss)	$375	$(6,464)	$197
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,492	2,536	2,563
Impairment loss	239	—	—
Amortization of deferred loan fees	64	42	26
Provision for bad debts	—	(15)	94
Loss (gain) on sale of assets	21	(63)	—
Amortization of stock compensation	132	137	124
Interest rate swap agreements	(930)	(533)	381
Deferred income taxes	—	—	200
Changes in assets and liabilities:
Restricted cash	341	(1,083)	(1,306)
Accounts and notes receivable	(126)	975	(357)
Inventories	(68)	67	11
Prepaid expenses and other assets	(121)	18	(134)
Accounts payable and accrued expenses	1,243	245	(1)
Advance deposits	(306)	1,031	1,379
Deferred revenue	(53)	(210)	(122)
Income taxes receivable	—	217	252

Net cash provided by (used in) operating activities	3,303	(3,100)	3,307

Cash flows used in investing activities
Proceeds from sale of assets	4	118	5
Capital expenditures and property acquisitions	(566)	(1,036)	(468)

Net cash used in investing activities	(562)	(918)	(463)

Cash flows from financing activities
Payment of deferred loan fees	(8)	(182)	(11)
Borrowings (repayments) on revolving line of credit, net	1,200	(500)	600
(Repayment) borrowings on judgment loan	(3,500)	5,900	—
Borrowings (repayments) on seasonal line of credit, net	883	—	(2,000)
Principal repayments of term note	(1,230)	(1,143)	(1,059)
Preferred stock dividends paid	—	(160)	(160)

Net cash (used in) provided by financing activities	(2,655)	3,915	(2,630)

Net increase (decrease) in unrestricted cash and cash equivalents	86	(103)	214
Unrestricted cash and cash equivalents at beginning of year	471	574	360

Unrestricted cash and cash equivalents at end of year	$557	$471	$574

See accompanying notes.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements

October 31, 2004

1.	Description of Business and Summary of Significant Accounting Policies

Sea Pines Associates, Inc. (“SPA” or the “Company”) was incorporated in South Carolina on May 4, 1987. The Company was principally organized to acquire, own and operate certain resort assets in Sea Pines Plantation on Hilton Head Island, South Carolina.

The consolidated, wholly-owned subsidiaries of the Company are Sea Pines Company, Inc. (“SPC”), Sea Pines Real Estate Company (“SPREC”), and Fifth Golf Course Club, Inc. SPC is a full-service resort, which provides guests with the use of three golf courses, tennis facilities, inn and conference facilities, various other recreational facilities, home and villa rental management operations, and food and beverage services. SPREC provides real estate brokerage services for buyers and sellers of real estate in the Hilton Head Island, South Carolina area (see Note 17 for business segment information). Fifth Golf Course Club, Inc. owns certain acreage which could be used for outdoor recreational activities.

The Company owns all the common securities of Sea Pines Associates Trust I (the “Trust”), which holds a debenture issued by the Company. Interest on the debenture is used by the Trust to pay interest on the trust preferred securities issued by the Trust.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its consolidated, wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. (See Note 7 for information on deconsolidation of the Trust.)

Cash Equivalents

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

Accounts Receivable

Receivables are recognized and carried at original amount earned less a provision for any uncollectible amounts, which approximates fair value. The Company’s accounts receivable are unsecured. Receivables are generally due within 30 days. An allowance for doubtful accounts is made when collection of the full amount is no longer probable based upon review of customer credit. Amounts are written off when it is determined that collection will not occur. The Company serves a diverse customer base and therefore has limited exposure from credit loss to any particular customer or industry segment.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or net realizable value.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

1.	Description of Business and Summary of Significant Accounting Policies (continued)

Advertising Expense

The cost of advertising is expensed as incurred and is classified as selling and marketing expenses in the Consolidated Statements of Operations. Advertising expenses were $2,308,000, $1,858,000 and $1,620,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

Real Estate Assets

Real estate assets are recorded at cost less any impairment losses, if applicable. The costs of new development, additions and improvements which substantially extend the useful lives of assets are capitalized. Capitalized costs include costs of construction, property taxes, interest and miscellaneous expenses incurred during the construction period. No interest expense was capitalized in 2004, 2003 or 2002. Repairs and maintenance costs are expensed as incurred. The Company provides depreciation for financial reporting purposes when the asset is placed in operation using the straight-line method over the estimated useful lives of the assets, which range from five to 39 years.

Other Assets

Deferred loan fees are amortized on a straight-line basis over the lives of the corresponding debt, which approximates the effective interest method.

Impairment of Long-Lived Assets

An impairment loss is recognized whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The Company incurred $239,000 in impairment losses for the year ended October 31, 2004 related to assets associated with discontinued development projects. These losses are recorded in depreciation and amortization expenses on the Consolidated Statement of Operations. The Company did not incur any impairment losses for the years ended October 31, 2003 or 2002.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

1.	Description of Business and Summary of Significant Accounting Policies (continued)

Financial Instruments

The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, trade receivables, other current assets, accruals and accounts payable approximate their respective fair value based on the short term nature of these instruments. The carrying amounts reflected in the Consolidated Balance Sheets for line of credit with bank and long-term debt approximate their respective fair market values since the interest rates on these instruments reset periodically to current market rates.

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

Interest Rate Swap Agreements (continued)

The Company records the fair market value of the interest rate swaps on its consolidated balance sheet. On an ongoing basis, the Company adjusts the balance sheet to reflect the current fair market value of the interest rate swap agreements. The interest rate swap agreements do not qualify for hedge accounting as defined by SFAS 133, and, accordingly, the change in the fair market value of the derivative is immediately recognized in the consolidated statement of operations. The Company recorded income of $930,000, income of $533,000 and expense of $381,000 in the consolidated statements of operations for the change in fair value of the interest rate swap agreement for the years ended October 31, 2004, 2003 and 2002, respectively.

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

In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” In December 2003, the FASB issued a Revised Interpretation on FIN 46 (“Revised Interpretation”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company adopted the Revised Interpretation on November 1, 2003. The only effect was the deconsolidation of the Trust, which was offset by the Company’s recording of a liability for amounts due to the Trust. The net impact of deconsolidation did not have any impact on the Company’s financial position or results of operations.

3.	Statements of Cash Flows

Supplemental disclosure of cash flow information follows (in thousands of dollars):

	Year ended October 31
	2004	2003	2002

Cash paid during the year for:
Interest	$2,525	$2,261	$2,409

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

4.	Inventories

Inventories consist of the following (in thousands of dollars):

	October 31
	2004	2003

Merchandise	$656	$592
Supplies, parts and accessories	35	35
Food and beverages	120	121
Other	49	44

	$860	$792

5.	Litigation

On April 30, 2003, a jury verdict of approximately $7.8 million was rendered against a wholly owned subsidiary of the Company in Grey Point Associates, et al. v. Sea Pines Company, Inc. The lawsuit involved alleged breach of contract by Sea Pines Company, Inc. related to the development of the TidePointe retirement community. On October 6, 2003, Sea Pines Company, Inc. agreed, pursuant to the terms of a settlement agreement and release, to pay $5.9 million to settle the lawsuit. For the year ended October 31, 2003, the Company incurred $6,324,000 in litigation expenses. The expenses included $5,900,000 in settlement costs and $424,000 in legal fees and related expenses.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

6. Real Estate Assets

Operating properties consist of the following (in thousands of dollars):

	October 31
	2004	2003

Land and improvements	$26,903	$26,806
Buildings	23,683	23,510
Machinery and equipment	9,068	11,955

	59,654	62,271
Less accumulated depreciation	(18,967)	(19,596)

	$40,687	$42,675

Properties held for future development of $2,984,000 at October 31, 2004 and 2003, respectively, consist primarily of land and certain future development rights.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

7.	Long-Term Debt

Long Term Debt and Line of Credit Agreements

Long-term debt consists of loans obtained under a master credit agreement with one bank and include the following (in thousands of dollars):

	October 31
	2004	2003

Term note payable to bank, bearing interest at the London Interbank Offered Rates (LIBOR) (1.84% at October 31, 2004), plus 1.40% to 1.85% collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $220,833 in 2005 to $276,667 in 2008, with a balloon payment due on maturity. Interest is payable monthly. The note matures November 1, 2008.	$13,567	$14,797

$18.3 million revolving line of credit with bank, bearing interest at LIBOR (1.84% at October 31, 2004), plus 1.40% to 1.85%, collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures November 1, 2007.	18,300	17,100

Judgment loan payable to bank, bearing interest at LIBOR (1.84% at October 31, 2004), plus 2.35% collateralized by substantially all assets of the Company. Interest is payable monthly. The loan facility matures on November 15, 2005.	2,400	5,900

$4.5 million seasonal line of credit with bank, bearing interest at LIBOR (1.84% at October 31, 2004), plus 1.50%, collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures on November 1, 2007.	883	—

	35,150	37,797
Less current portion of long-term debt	(1,325)	(1,230)

Total long-term debt	$33,825	$36,567

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

7.	Long-Term Debt (continued)

Long Term Debt and Line of Credit Agreements (continued)

Scheduled maturities of long-term debt as of October 31, 2004 are as follows (in thousands of dollars):

Year ending October 31
2005	$1,325
2006	3,830
2007	1,540
2008	20,843
2009	7,612

Total	$35,150

The master credit agreement relating to the debt described above contains provisions and covenants which impose certain restrictions on the use of the Company’s assets, including limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business.

The articles of Incorporation of the Company provide for dividends on the preferred stock of $0.722 per share per annum to be paid in arrears. The terms of the judgment loan referred to above required the Company to cease the payment of dividends on its preferred stock and interest on its preferred securities. As of October 31, 2004, the Company has accrued $320,000 of dividends on the preferred stock and accrued $553,000 of interest on the preferred securities. The Company may resume dividend and interest payments with approval from its bank.

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

Trust Preferred Securities

Sea Pines Associates Trust I (the “Trust”) holds a debenture issued by the Company. Interest on the debenture is used by the Trust to pay interest on the trust preferred securities issued by the Trust. The trust preferred securities bear interest at 9.5% per annum with payments due quarterly, nine months in arrears, commencing January 31, 2001. The trust preferred securities mature on January 31, 2030. The Company has the right to require the Trust to redeem the trust preferred securities as specified in the indenture agreement. The interest payments on the trust preferred securities are subordinate in right of payment to all senior debt of the Company. Interest payments on the trust preferred securities have been suspended as a result of restrictions imposed by the judgment loan, and, therefore, the Company has twenty-four months of interest accrued as of October 31, 2004. As a result of this suspension, the trust preferred securities are currently bearing interest at the penalty rate of 11.51%. The Company deconsolidated the Trust on November 1, 2003. (See Note 1)

8.	Income Taxes

The Company has not recognized any income tax provision for fiscal 2004 since the Company has sufficient net operating losses, which are currently fully reserved, that would offset projected taxable income. The provision (benefit) for income taxes consists of the following (in thousands of dollars):

	Year ended October 31
	2004	2003	2002

Current provision (benefit):
Federal	—	$54	$(157)
State	—	—	—

	—	54	(157)

Deferred provision (benefit):
Federal	—	—	173
State	—	—	27

	—	—	200

	—	$54	$43

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

The reconciliation between actual income tax expense (benefit) and the amount calculated by applying the federal statutory rates to income (loss) before income taxes follows (in thousands of dollars):

	Year ended October 31
	2004	2003	2002

Tax (benefit) expense at statutory federal income tax rates	$127	$(2,180)	$82
State income tax (benefit) expense, net of federal income tax (charge) benefit	12	(342)	9
Increase (decrease) in valuation allowance	(590)	2,599	(44)
Non-deductible expenses and adjustments	405	—	—
Other	46	(23)	(4)

	$—	$54	$43

The tax effects of the types of temporary differences and carryovers, which give rise to deferred income tax assets (liabilities), are as follows (in thousands of dollars):

		October 31
	2004	2003	2002

Deferred revenue:
License and fee income	$303	$334	$432
Country club membership sales	—	20	29
Loss on interest rate swaps	304	650	849
Charitable contribution carryover	37	32	10
Net operating loss carryforwards	3,184	3,012	88
Accrued liabilities and other	271	234	208

Gross deferred income tax assets	4,099	4,282	1,616
Less: Valuation allowance	(2,695)	(3,285)	(686)

Deferred income tax assets	1,404	997	930

Depreciation	(1,248)	(879)	(763)
Other	(156)	(118)	(167)

Gross deferred income tax liabilities	(1,404)	(997)	(930)

Net deferred income taxes	$—	$—	$—

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

8.	Income Taxes (continued)

The valuation allowance is due to the Company’s review of its estimate of realization of deferred tax assets, primarily related to the net operating loss carryforwards. The Company’s federal net operating loss carryforward of $8,046,000 and state net operating loss carryforward of $8,870,000 expire beginning in 2023.

9.	Shareholders’ Equity

Preferred Stock

Of the 5,000,000 authorized shares of preferred stock, 2,000,000 shares are designated as Series A cumulative preferred stock and 20,000 shares are designated as Series B junior cumulative preferred stock. The Board of Directors has the authority to approve the issuance amount, rights and powers of an additional 2,980,000 shares of preferred stock except that such rights and powers shall not be superior to those of the Series A cumulative preferred shares.

The Series A cumulative preferred shares provide for a cumulative dividend of $0.722 per share per annum, payable in arrears as declared by the Board of Directors. These shares have a liquidation value of $7.60 per share plus accumulated but unpaid dividends. If four or more years of dividends are in arrears, the Series A cumulative preferred shareholders will be entitled to elect a majority of the Board of Directors of the Company. All or any part of such shares may be redeemed at the option of the Company at liquidation value. As of October 31, 2004, all preferred stock dividends applicable to the fiscal years ended October 31, 2004 and 2003 have been accrued, but not paid. Preferred stock dividends applicable to the fiscal year ended October 31, 2002 and all prior years have been declared and paid.

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

Common Stock

Of the 23,000,000 authorized shares of common stock, 2,000,000 shares are designated as special common stock and 1,000,000 are designated as nonvoting common stock. All other shares are voting. All of the 3,600,500 shares of common stock outstanding as of October 31, 2004 are voting common stock.

Each share of common stock (regardless of class) participates on an equal and pro rata basis in all dividends and other distributions, including liquidation, subject to the rights of the preferred shareholders. Holders of shares of voting common stock are entitled to one vote per share. Holders of special common shares (if issued) will have such voting rights as specified by the Board of Directors, except that such rights will not be superior to the voting common stock

Stock Purchase Rights Plan

On August 5, 2003, the Company entered into a Second Amended and Restated Rights Agreement, with Wachovia Bank, N.A. as rights agent, which amends and restates in its entirety the Rights Agreement dated as of August 23, 1993, which was scheduled to expire in accordance with its terms on August 23, 2003 (as amended and restated, the “Rights Agreement”). Among other things, the Second Amended and Restated Rights Agreement deleted the requirement in the original Rights Agreement that “continuing directors” approve any redemption of the rights following a proxy or consent solicitation in certain situations and extended the Rights Agreement for an additional ten-year term expiring August 5, 2013.

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

In the event the Rights become exercisable, a Right will entitle the holder (except those beneficially owned by the Acquiring Person or Adverse Person) to receive shares of the Company’s common stock having a value equal to at least twice the exercise price of the Right. In the event that the Company is acquired in a merger or other business combination or there is a sale of 50% or more of its assets or earning power, a Right will entitle the holder (except those beneficially owned by an Acquiring Person or Adverse Person) to receive shares of the surviving company’s common stock having a market value equal to twice the exercise price of the Right.

10.	Commitments

Rent expense aggregated $1,016,000, $1,023,000 and $1,174,000 for the years ended October 31, 2004, 2003 and 2002, respectively. Operating leases relate primarily to office space and equipment. Minimum annual rental commitments remaining at October 31, 2004, under non-cancelable operating leases with original terms of at least one year are as follows (in thousands of dollars):

Year ending October 31
2005	$998
2006	832
2007	603
2008	350
2009	208
Thereafter	460

Total	$3,451

In 1993, the Company made a commitment to donate approximately 404 acres of a wildlife preserve owned by the Company to a not-for-profit organization on Hilton Head Island, South Carolina. As of October 31, 2004 approximately 90 of the 404 acres had been donated and title transferred. The remaining 314 acres have been leased to the same not-for-profit organization for a nominal amount.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

11.	Contingencies

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

12.	Employee Savings Plan

The Company maintains a 401(k) defined contribution plan for all eligible employees with a minimum of one year of service and who meet certain age requirements, as defined. The Company matches 50% of the first 6% of the participants’ compensation. The Company’s contributions to the plan were $162,000, $140,000 and $132,000 for the years ended October 31, 2004, 2003 and 2002, respectively.

13.	Stock Compensation Plan and Deferred Issuance Stock Plan

Director Stock Compensation Plan

Effective October 30, 2000, the Company established a director stock compensation plan. The purpose of the plan is to enable the Company to use common stock rather than cash to compensate non-employee directors for service to the Company and thereby foster increased stock ownership by the directors. The Company reserved 50,000 shares of common stock for issuance pursuant to grants under the plan. In February 2004, the Company authorized an additional 50,000 shares of common stock for issuance under the plan. In April 2004, 12,000 shares were issued, at an estimated fair market value of $2.25 per share. The Company recorded $27,000 as deferred compensation at the time the stock was issued and that amount is being amortized over the directors’ 12-month terms. In April 2003, 14,000 shares were issued, at an estimated fair market value of $4.00 per share. The Company recorded $56,000 as deferred compensation at the time the stock was issued and that amount was amortized over the directors’ 12-month terms. In March 2002, 14,000 shares were issued, at an estimated fair market value of $6.00 per share. The Company recorded $84,000 as deferred compensation at the time the stock was issued and that was amortized over the directors’ 12-month terms. For the years ended October 31, 2004, 2003 and 2002, the Company recorded $41,000, $65,000 and $76,000, respectively of director stock compensation expense.

Deferred Issuance Stock Plan

Effective October 30, 2000, the Company established a deferred issuance stock plan. The purpose of the plan is to optimize the profitability and growth of the Company through long-term incentives,

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

13.	Stock Compensation Plan and Deferred Issuance Plan (continued)

which link the personal interest of participants to those of the Company’s stockholders. The Company reserved 180,000 shares of common stock for issuance to key employees pursuant to grants under the plan. Generally common stock of the Company will be issued to the participant on the fifth anniversary of the date the award is granted. On March 1, 2004, the Company awarded 35,700 deferred shares, at an estimated fair market value of $3.25 per share.

On February 7, 2003, the Company awarded 25,450 deferred shares, at an estimated fair market value of $4.50 per share. On January 2, 2002, the Company awarded 24,300 deferred shares, at an estimated fair market value of $5.00 per share. For the years ended October 31, 2004, 2003 and 2002, the Company recorded $90,000, $72,000 and $48,000, respectively, of stock compensation expense amortization. For the years ended October 31, 2004, 2003 and 2002, employees forfeited 0, 2,900 and 1,200, respectively, of deferred shares.

14.	Merger Agreement

On July 27, 2004, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with The Riverstone Group, LLC whereby the Company would become a wholly owned subsidiary of The Riverstone Group, LLC. Under the proposed merger, holders of the Company’s common stock other than the Company, The Riverstone Group, LLC, or any of their subsidiaries or holders perfecting their dissenters rights under South Carolina law will be entitled to receive $8.50 per share in cash, without interest, for each of their shares of common stock. In addition, the Merger Agreement provides that if the proposed merger occurs, then within 10 days thereafter The Riverstone Group, LLC will provide the Company with sufficient cash to redeem all of its outstanding Series A preferred stock and pay off its debenture to the Trust, and following the receipt of such cash, the Company will redeem all of its outstanding Series A preferred stock and pay off the debenture to the Trust, which will result in the redemption of all of the outstanding trust preferred securities issued by the Trust. The Merger Agreement is subject to closing conditions customary for transactions of this type, including obtaining the approval of holders of at least 80% of the Company’s outstanding common stock. In order to avoid having the Merger Agreement trigger the distribution of Series B preferred stock purchase rights under the Company’s Second Amended and Restated Rights Agreement (“Rights Agreement”), the Company amended the Rights Agreement on July 27, 2004 so that no person would become an “Acquiring Person” (as defined in the plan) as the result of the execution or delivery of, or the consummation of the merger contemplated by, the Merger Agreement.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

14. Merger Agreement (continued)

A preliminary proxy statement with respect to the proposed merger has been filed with the Securities and Exchange Commission. It is anticipated that the shareholders will vote on the merger during the second fiscal quarter 2005. Effective as of December 13, 2004, the Merger Agreement was amended to extend from December 31, 2004 to March 31, 2005 the date after which any party may terminate the merger agreement if the merger has not then occurred and to make a corresponding extension of the latest date to which the Company is obligated to postpone the shareholders’ meeting to approve the merger.

15. Subsequent Events

On December 15, 2004, the bank waived the loan covenant related to the net worth ratio for the year ending October 31, 2005. The waiver was required because the Company did not expect to be in compliance with this covenant for the year ending October 31, 2005.

On November 4, 2004, Sea Crest Development Company, Robert C. Graves, et al. filed a civil action in the Beaufort County Court of Common Pleas, naming Sea Pines Company, Inc.; Sea Pines Real Estate Company, Inc. and Michael E. Lawrence as defendants. The plaintiffs are seeking an unspecified amount of actual and punitive damages and attorney fees based on the allegations of breach of contract, breach of good faith and fair dealings, negligent misrepresentation, fraud and breach of lease agreement in connection with the development and sale of the Sea Crest condominium project owned by the plaintiffs and marketed and sold by the Sea Pines Real Estate Company. An adverse judgment in this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flow.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

16. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended October 31, 2004 and 2003 (in thousands of dollars):

	Year Ended October 31, 2004
	First	Second	Third	Fourth
Revenues	$9,257	$17,169	$21,288	$17,939
Gross profit	$1,285	$5,122	$6,020	$4,633
Net (loss) income	$(2350)	$914	$1,627	$184

Net (loss) income per share of common stock, basis and diluted	$(0.67)	$0.24	$0.44	$0.05

	Year Ended October 31, 2003
	First	Second		Third	Fourth
Revenues	$7,789	$14,484		$18,726	$15,936
Gross profit	$715	$4,743		$4,957	$3,698
Net (loss) income	$(1,883)	$(7,908	) (1)	$1,257	$2,070

Net (loss) income per share of common stock, basic and diluted	$(0.54)	$(2.22	)(1)	$0.34	$0.57

(1) Litigation expenses totaling $8,000,000 were recorded during second quarter 2003. This amount was eventually reduced to a total of $6,324,000 for fiscal 2003, when the Company agreed pursuant to the terms of a settlement agreement and release in the Grey Point Associates, et al. vs. Sea Pines Company, Inc. lawsuit – referred to in Note 5.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

17.	Business Segment Information

The Company has two reportable business segments. The Company’s reportable segments are organized by the type of operations and for the years ended October 31, 2004, 2003 and 2002 were: (1) resort activities, including home and villa rental management operations, golf course operations, food and beverage operations, inn and conference facility operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head, South Carolina, area. The Company evaluates performance and allocates resources based on earnings before interest, depreciation and other non-cash items. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies (Note 1). All intercompany transactions between segments have been eliminated upon consolidation.

Sea Pines Associates, Inc.

Notes to Consolidated Financial Statements (continued)

17. Business Segment Information (continued)

Segment information as of and for the years ended October 31, 2004, 2003 and 2002 are as follows (in thousands of dollars):

	Year ended October 31
	2004	2003	2002

Revenues
Resort	$40,004	$36,268	$37,615
Real estate brokerage	25,649	20,667	17,077

	65,653	56,935	54,692

Cost of revenues:
Resorts	$26,132	$24,618	$24,460
Real estate brokerage	18,631	14,565	11,576

	$44,763	$39,183	$36,036

Interest expense:
Resort	$2,512	$2,271	$2,392

	$2,512	$2,271	$2,392

Depreciation and amortization expense:
Resort	$2,731	$2,513	$2,521
Real estate brokerage	64	65	68

	$2,795	$2,578	$2,589

Segment income (loss) before income taxes:
Resort	$(1,938)	$(8,065)	$(1,080)
Real estate brokerage	2,313	1,655	1,320

	$375	$(6,410)	$240

Identifiable assets:
Resort	$47,031	$49,010	$51,859
Real estate brokerage	3,597	3,804	2,652

	$50,628	$52,814	$54,511

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Sea Pines Associates, Inc.

October 31, 2004

COL. A	COL. B	COL. C		COL. D.		COL. E

		Additions
	Balance at	Charged (Released) to		Deductions —		Balance at End
Description	Beginning of Period	Costs and Expenses		Describe		of Period

Year Ended October 31, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$35,000	$—		$16,000	(1)	$19,000
Valuation allowance for deferred tax assets	3,285,000	—		590,000		2,695,000

Total	$3,320,000	$—		$606,000		$2,714,000

Year Ended October 31, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$115,000	$(15,000)		$65,000	(1)	$35,000
Valuation allowance for deferred tax assets	686,000	2,599,000	(2)	—		3,285,000

Total	$801,000	$2,584,000		$65,000		$3,320,000

Year Ended October 31, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$30,000	$94,000	(3)	$9,000	(1)	$115,000
Valuation allowance for deferred tax assets	730,000	(44,000)		—		686,000

Total	$760,000	$50,000		$9,000		$801,000

(1)	Uncollectible accounts written off, net of recoveries.

(2)	The significant increase in the year ended October 31, 2003 is due to the Company’s review of its estimate of realization of deferred tax assets, primarily related to the net operating loss carryforwards and the interest rate swaps.

(3)	The significant increase in the year ended October 31, 2002 is due to the Company’s reserve for one significant customer that declared bankruptcy in the year.

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K

Exhibit No.
3(a)	Articles of Incorporation of Registrant, as amended (Incorporated by reference to Exhibit 3(a) to Form 10-K filed by the registrant on January 29, 2001)

3(b)	Amended Bylaws of Registrant as revised September 30, 2002 (Incorporated by reference to Exhibit 3(b) to Form 10-K filed by the registrant on January 17, 2003)

4(a)1
Second Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and Wachovia Bank, N.A. dated as of August 5, 2003 (Incorporated by reference to Exhibit 1.1 of Form 8-A 12G/A filed by the registrant on August 5, 2003)

4(a)2
First Amendment to Second Amended and Restated Rights Agreement between Sea Pines Associates, Inc. and Wachovia Bank, N.A. dated as of July 27, 2004 (Incorporated by reference to Exhibit (dd) to Form 10-Q filed by the registrant on September 13, 2004)

4(b)	Amended and Restated Trust Agreement dated February 1, 2000 by Sea Pines Associates, Inc. (Incorporated by reference to Exhibit 4(f) to Form 10-Q filed by the registrant on June 14, 2000)

4(c)
Junior Subordinated Indenture dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(d) to Form 10-Q filed by the registrant on June 14, 2000)

4(d)
Guarantee Agreement dated February 1, 2000 between Sea Pines Associates, Inc. and First Union National Bank (Incorporated by reference to Exhibit 4(e) to Form 10-Q filed by the registrant on June 14, 2000)

Exhibit No.
10(a)
Settlement Agreement and Release between Sea Pines Company, Inc. and Thomas M. DiVenere, Irwin (Pete) Pomranz and Grey Point Associates, Inc. dated October 6, 2003 (Incorporated by reference to Exhibit 1 to Form 8-K filed by the registrant on December 11, 2003)

10(b)	Waiver with respect to the Credit Agreement in 10(c) below dated December 17, 2003

10(c)
Amended and Restated Master Credit Agreement dated as of October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. (Incorporated by reference to Exhibit 10(c) to Form 10-K filed by the registrant on January 17, 2003)

10(d)
Second Amended and Restated Term Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(d) to Form 10-K by the registrant on filed January 17, 2003)

10(e)
Second Amended and Restated Revolving Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(e) to Form 10-K filed by the registrant on January 17, 2003)

10(f)
Second Amended and Restated Seasonal Line of Credit Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated October 31, 2002 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(f) to Form 10-K filed by the registrant on January 17, 2003)

10(g)
Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(g) to Form 10-K filed by the registrant on January 17, 2003)

Exhibit No.
10(h)
Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(h) to Form 10-K filed by the registrant on January 17, 2003)

10(i)
Second Mortgage Modification and Restatement Agreement dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(i) to Form 10-K filed by the registrant on January 17, 2003)

10(j)
Second Master Amendment to Collateral Assignments dated October 31, 2002 between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(j) to Form 10-K filed by the registrant on January 17, 2003)

10(k)
Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated September 30, 1998 (Incorporated by reference to Exhibit 10(s) to Form 10-K filed by the registrant on January 29, 1999)

10(l)
Swap Transaction confirmation between Sea Pines Company, Inc. and Wachovia Bank, N.A. dated May 4, 2000 (Incorporated by reference to Exhibit 10(l) to Form 10-K filed by the registrant on January 17, 2003)

10(m)
License and Use Agreement dated June 30, 1998 between Sea Pines Company, Inc. and CC-Hilton Head, Inc. (Incorporated by reference to Exhibit 10(t) to Form 10-K filed by the registrant on January 29, 1999)

10(n)	Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.1 to Form S-8 filed by the registrant on June 18, 2001)*

10(o)	First Amendment to Sea Pines Associates, Inc. Director Stock Compensation Plan (Incorporated by reference to Exhibit 4.2 to Form S-8 filed by the registrant on June 18, 2001)*

Exhibit No.
10(p)	Sea Pines Associates, Inc. Deferred Issuance Stock Plan (Incorporated by reference to Exhibit 4.3 to Form S-8 filed by the registrant on June 18, 2001)*

10(q)	Waiver with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(q) to Form 10-Q filed by the registrant on July 16, 2003)

10(r)
First Modification and Waiver Agreement to the Amended and Restated Master Credit Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with Respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(r) to Form 10-Q filed by the registrant on September 12, 2003)

10(s)
First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(g) above (Incorporated by reference to Exhibit 10(s) to Form 10-Q filed by the registrant on September 12, 2003)

10(t)
First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(h) above (Incorporated by reference to Exhibit 10(t) to Form 10-Q filed by the registrant on September 12, 2003)

10(u)
First Modification to the Second Mortgage Modification and Re-Statement Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the agreement in 10(i) above (Incorporated by reference to Exhibit 10(u) to Form 10-Q filed by the registrant on September 12, 2003)

10(v)
Judgment Note between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 31, 2003 with respect to the First Modification and Waiver Agreement in 10(r) above (Incorporated by reference to Exhibit 10(v) to Form 10-Q filed by the registrant on September 12, 2003)

Exhibit No.
10(w)	Change of Control Agreement for Michael E. Lawrence dated February 17, 2004* (Incorporated by reference to Exhibit 10(w) to Form 10-Q filed by the registrant on June 8, 2004)

10(x)	Change of Control Agreement for Steven P. Birdwell dated March 9, 2004* (Incorporated by reference to Exhibit 10(w) to Form 10-Q filed by the registrant on June 8, 2004)

10(y)	Form of Change of Control Agreement (This form is used by the Company for various key employees.)* (Incorporated by reference to Exhibit 10(w) to Form 10-Q filed by the registrant on June 8, 2004)

10(z)
Agreement and Plan of Merger by and among The Riverstone Group, LLC, RG Subsidiary Corporation and Sea Pines Associates, Inc. dated July 27, 2004 (Incorporated by reference to Form 8-K filed by the registrant on July 30, 2004)

10(aa)
Second Modification to the Amended and Restated Master Credit Agreement between Sea Pines Associates, Inc. and Sea Pines Company, Inc. and Wachovia Bank, N.A. dated July 22, 2004 with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(aa) to Form 10-Q filed by the registrant on September 13, 2004)

10(bb)	Consent with respect to the Credit Agreement in 10(c) above (Incorporated by reference to Exhibit 10(bb) to Form 10-Q filed by the registrant on September 13, 2004)

10(cc)
Resolution of the Sea Pines Associates, Inc. Board of Directors dated February 23, 2004 with respect to the Director Stock Plan in Exhibit 10(n) above (Incorporated by reference to Exhibit 10(cc) to Form 10-Q filed by the registrant on September 13, 2004)*

10(dd)	Waiver with respect to the Credit Agreement in 10(c) above

10(ee)
Amendment No. 1 to Agreement and Plan of Merger by and among The Riverstone Group, LLC, RG Subsidiary Corporation and Sea Pines Associates, Inc. dated as of December 13, 2004 (Incorporated by reference to Annex A of the preliminary proxy statement filed by the registrant on January 13, 2005)

Exhibit No.
14	Sea Pines Associates, Inc. Code of Ethics for Senior Financial Officers
(filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23(a)	Consent of Hancock Askew & Co., LLP, Independent Registered Public Accounting Firm
(filed herewith)

23(b)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31(a)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer (filed herewith)

31(b)	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer (filed herewith)

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith)

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith)

99.1	Safe Harbor Disclosure (filed herewith)

*	Management Contract or Compensatory Plan or Arrangement