Form 10-Q
period 2005-01-31
SEA PINES ASSOCIATES INC
filed 2005-03-11
CIK 846926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2005

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

Yes      ☐           No      ☒

The number of shares outstanding of the registrant’s common stock as of February 28, 2005 was 3,600,500.

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

Item 1. Financial Statements

Sea Pines Associates, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	January 31,	October 31,
	2005	2004
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents:
Unrestricted	$—	$557
Restricted	3,618	3,230

	3,618	3,787

Accounts receivable, less allowance for doubtful accounts of $18 and $19 at January 31, 2005 and October 31, 2004, respectively	912	1,546
Inventories	917	860
Prepaid expenses	309	373

Total current assets	5,756	6,566

Deferred loan fees, net	206	223
Other assets, net	168	168

	374	391
Real estate assets:
Operating properties, net	40,143	40,687
Properties held for future development	2,984	2,984

	43,127	43,671

Total assets	$49,257	$50,628

Note:	The condensed consolidated balance sheet at October 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	January 31,	October 31,
	2005	2004
	(Unaudited)	(Note)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,057	$3,681
Accrued interest payable	820	725
Accrued property taxes	828	700
Advance deposits	3,603	3,135
Current portion of deferred revenue and other long-term liabilities	489	372
Current portion of long-term debt	1,325	1,325

Total current liabilities	10,122	9,938

Long-term debt, less current portion	35,120	33,825
Interest rate swap agreement	508	814
Deferred revenue and other long-term liabilities	473	531
Payable to Sea Pines Associates Trust I	2,480	2,480

Total liabilities	48,703	47,588

Commitments and contingencies

Shareholders’ equity:
Series A cumulative preferred stock, no par value, 2,000,000 shares authorized; 220,900 shares issued and outstanding at January 31, 2005 and October 31, 2004 (liquidation preference of $1,679 at January 31, 2005 and October 31, 2004)	1,294	1,294
Series B junior cumulative preferred stock, no par value, 20,000 shares authorized; none issued or outstanding	—	—
Common stock, 23,000,000 shares authorized; no par value; 3,600,500 shares issued and outstanding at January 31, 2005 and October 31, 2004, respectively	8,063	8,063
Unearned stock compensation	(238)	(270)
Accumulated deficit	(8,565)	(6,047)

Total shareholders’ equity	554	3,040

Total liabilities and shareholders’ equity	$49,257	$50,628

Note:	The condensed consolidated balance sheet at October 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	January 31,
	2005	2004
Revenues:
Resort	$3,949	$3,774
Real estate	6,229	4,681
Cost reimbursements	720	802

	10,898	9,257

Costs and expenses:
Cost of revenues	8,947	7,172
Costs subject to reimbursement	720	802
Sales and marketing expenses	960	863
General and administrative expenses	1,665	1,633
Depreciation and amortization	627	646

	12,919	11,116

Loss from operations	(2,021)	(1,859)

Other income (expense):
Loss on sale of a	—	(1)
Interest income	4	3
Interest rate swap agreement	306	133
Interest expense	(627)	(626)
Merger related expense	(141)	—

	(458)	(491)

Loss before income taxes	(2,479)	(2,350)
Benefit for income taxes	—	—

Net loss	(2,479)	(2,350)

Preferred stock dividend requirements	(40)	(40)

Net loss attributable to common stock	($2,519)	($2,390)

Net loss per share of common stock, basic and diluted	($0.70)	($0.67)

Weighted average shares outstanding	3,601	3,587

See accompanying notes.

Sea Pines Associates, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	January 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,479)	$($2,350)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	610	630
Amortization of deferred loan fees	17	16
Loss on sale of assets	—	1
Amortization of stock compensation	32	33
Interest rate swap agreement	(306)	(133)
Changes in current assets and liabilities:
Restricted cash	(388)	(609)
Accounts and notes receivable	635	448
Inventories	(57)	(53)
Prepaid expenses	64	35
Accounts payable and accrued expenses	(441)	(665)
Advance deposits	468	724
Deferred revenue	59	7

Net cash used in operating activities	(1,786)	(1,916)

Cash flows from investing activities:
Proceeds from sale of assets	—	2
Capital expenditures and property acquisitions	(66)	(172)

Net cash used in investing activities	(66)	(170)

Cash flows from financing activities:
Payment of deferred loan fees	—	(8)
Borrowings on revolving line of credit	—	1,100
Repayments on judgment loan	—	(1,100)
Borrowing on seasonal line of credit	1,295	1,623

Net cash provided by financing activities	1,295	1,615

Net decrease in unrestricted cash and cash equivalents	(557)	(471)
Unrestricted cash and cash equivalents at beginning of period	557	471

Unrestricted cash and cash equivalents at end of period	$—	$—

See accompanying notes.

SEA PINES ASSOCIATES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts for the year ended October 31, 2004 have been reclassified to conform with the quarter ended January 31, 2005 presentation. Operating results for the three-month period are not necessarily indicative of the results that may be expected for the year ending October 31, 2005. The Company’s financial results from its resort operations and real estate brokerage activities experience fluctuations by season. The period from November through February has historically been the Company’s low resort revenue and real estate sales season, and the period from March through October has historically been the Company’s high season. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2004.

NOTE 2 — RESTRICTED CASH

Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners.

NOTE 3 — INVENTORIES

Inventories consist of the following (in thousands of dollars):

	January 31,	October 31,
	2005	2004
Merchandise	$718	$656
Supplies, parts and accessories	35	35
Food and beverage	114	120
Other	50	49

	$917	$860

NOTE 4 — REAL ESTATE ASSETS

Operating properties consist of the following (in thousands of dollars):

	January 31,	October 31,
	2005	2004
Land and improvements	$26,903	$26,903
Buildings	23,696	23,683
Machinery and equipment	9,121	9,068

	59,720	59,654
Less accumulated depreciation	(19,577)	(18,967)

	$40,143	$40,687

Properties held for future development of $2,984,000 at January 31, 2005 and October 31, 2004 consist primarily of land and certain future development rights.

NOTE 5 — LONG-TERM DEBT

Long Term Debt and Line of Credit Agreements

Long-term debt consists of loans obtained under a master credit agreement with one bank and include the following (in thousands of dollars):

	January 31, 2005	October 31, 2004
Term note payable to bank, bearing interest at the London Interbank Offered Rate (LIBOR) (2.39% at January 31, 2005), plus 1.40% to 1.85% collateralized by substantially all assets of the Company. Principal is payable monthly from May through October each year in amounts ranging from $220,833 in 2005 to $276,667 in 2008, with a balloon payment due on maturity. Interest is payable monthly. The note matures November 1, 2008.	$13,567	$13,567

$18.3 million revolving line of credit with bank, bearing interest at LIBOR (2.39% at January 31, 2005), plus 1.40% to 1.85%, collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures November 1, 2007.	18,300	18,300

Judgment loan note payable to bank, bearing interest at LIBOR (2.39% at January 31, 2005), plus 2.35% collateralized by substantially all assets of the Company. Interest is payable monthly. The note matures February 15, 2006.	2,400	2,400

$4.5 million seasonal line of credit with bank, bearing interest at LIBOR (2.39% at January 31, 2005), plus 1.50%, collateralized by substantially all assets of the Company. Interest is payable monthly. The line matures on November 1, 2007.	2,178	883

	36,445	35,150
Less current portion of long-term debt	(1,325)	(1,325)

Total long-term debt	$35,120	$33,825

The master credit agreement relating to the debt described above contains provisions and covenants which impose certain restrictions on the use of the Company’s assets, including limitations as to new indebtedness, the sale or disposal of certain assets, capital contributions and investments, and new lines of business. On December 15, 2004, the bank waived the loan covenant related to the net worth ratio for the year ending October 31, 2005. The waiver was required because the Company does not expect to be in compliance with this covenant for the year ending October 31, 2005.

The Articles of Incorporation of the Company provide for dividends on the preferred stock of $0.722 per share per annum to be paid in arrears. The terms of the judgment loan referred to above required the Company to cease the payment of dividends on its preferred stock and interest on its trust preferred securities. As of January 31, 2005, the Company has accrued $359,000 of dividends on the preferred stock and accrued $635,000 of interest on the trust preferred securities. The Company may resume these dividend and interest payments with approval from its bank.

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

Trust Preferred Securities

Sea Pines Associates Trust I (the “Trust”) holds a debenture issued by the Company. Interest on the debenture is used by the Trust to pay interest on the trust preferred securities issued by the Trust. The trust preferred securities bear interest at 9.5% per annum with payments due quarterly, nine months in arrears. The trust preferred securities mature on January 31, 2030. The Company has the right to require the Trust to redeem the trust preferred securities as specified in the indenture agreement. The interest payments on the trust preferred securities are subordinate in right of payment to all senior debt of the Company. Interest payments on the trust preferred securities have been suspended as a result of restrictions imposed by the judgment loan, and, therefore, the Company has twenty-seven months of interest accrued as of January 31, 2005. As a result of this suspension, the trust preferred securities are currently bearing interest at the penalty rate of 11.51%. The Company deconsolidated the Trust on November 1, 2003 in accordance with FASB Interpretation No. 46 ®.

NOTE 6 — INCOME TAXES

The Company has not recorded an income tax benefit or provision for the three months ended January 31, 2005 since the Company is uncertain whether there will be sufficient taxable income in the year ending October 31, 2005 and future periods to allow for utilization of the accumulated net operating loss carryforwards.

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

On November 4, 2004, Sea Crest Development Company, Robert C. Graves, et al. filed a civil action in the Beaufort County Court of Common Pleas, naming Sea Pines Company, Inc.; Sea Pines Real Estate Company, Inc. and Michael E. Lawrence as defendants. The plaintiffs are seeking an unspecified amount of actual and punitive damages and attorney fees based on allegations of breach of contract, breach of good faith and fair dealings, negligent misrepresentation, fraud and breach of lease agreement in connection with the development and sale of the Sea Crest condominium project owned by the plaintiffs and marketed and sold by Sea Pines Real Estate Company, Inc. An adverse judgment in this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, except as noted above, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

NOTE 9 — BUSINESS SEGMENT INFORMATION

The Company has two reportable business segments. The Company’s reportable segments are organized by the type of operations and include: (1) resort activities, including home and villa rental management operations, golf course operations, food and beverage operations, inn and conference facility operations, and various other recreational activities; and (2) real estate brokerage for buyers and sellers of real estate in the Hilton Head Island, South Carolina area. The Company evaluates performance and allocates resources based on earnings.

All inter-company transactions between segments have been eliminated upon consolidation. Segment information as of and for the three months ended January 31, 2005 and 2004 are as follows (in thousands of dollars):

	Quarter Ended
	January 31,
	2005	2004
	(Unaudited)	(Unaudited)
Revenues:
Resort	$4,469	$4,302
Real estate brokerage	6,429	4,955

	$10,898	$9,257

Cost of revenues:
Resort	$3,270	$2,796
Real estate brokerage	5,677	4,376

	$8,947	$7,172

Interest expense:
Resort	$627	$626

Depreciation and amortization expense:
Resort	$612	$630
Real estate brokerage	15	16

	$627	$646

Segment (loss) income before income taxes:
Resort	($3,016)	($2,639)
Real estate brokerage	537	289

	($2,479)	($2,350)

	As of	As of
	January 31, 2005	October 31, 2004
	(Unaudited)	(Audited)
Identifiable assets:
Resort	$46,774	$47,031
Real estate brokerage	2,483	3,597

	$49,257	$50,628

Note 10 — MERGER AGREEMENT

On July 27, 2004, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with The Riverstone Group, LLC whereby the Company would become a wholly owned subsidiary of The Riverstone Group, LLC. Under the proposed merger, holders of the Company’s common stock other than the Company, The Riverstone Group, LLC, or any of their subsidiaries or holders perfecting their dissenters’ rights under South Carolina law will be entitled to receive $8.50 per share in cash, without interest, for each of their shares of common stock. In addition, the Merger Agreement provides that if the proposed merger occurs, then within 10 days thereafter The Riverstone Group, LLC will provide the Company with sufficient cash to redeem all of its outstanding Series A preferred stock and pay off the debenture to the Trust, which will result in the redemption of all of the outstanding trust preferred securities issued by the Trust. The Merger Agreement is subject to closing conditions customary for transactions of this type, including obtaining the approval of holders of at least 80% of the Company’s outstanding common stock. In order to avoid having the Merger Agreement trigger the distribution of Series B preferred stock purchase rights under the Company’s Second Amended and Restated Rights Agreement (“Rights Agreement”), the Company amended the Rights Agreement on July 27, 2004 so that no person would become an “Acquiring Person” (as defined in the plan) as the result of the execution or delivery of, or the consummation of, the Merger Agreement.

Effective as of December 13, 2004, the Merger Agreement was amended to extend from December 31, 2004 to March 31, 2005 the date after which any party may terminate the merger agreement if the merger has not then occurred and to make a corresponding extension of the latest date to which the Company is obligated to postpone the shareholders meeting to approve the merger.

A special meeting of the shareholders of the Company has been called for March 16, 2005 to consider and vote upon the approval of the Merger Agreement. A definitive proxy statement with respect to the special meeting was filed with the Securities and Exchange Commission on February 10, 2005 and distributed to the Company’s shareholders.

Note 11 — SUBSEQUENT EVENT

Effective February 22, 2005, the Company amended the master credit agreement to extend the maturity date of the judgment loan from November 15, 2005 to February 15, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Merger Agreement

On July 27, 2004, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with The Riverstone Group, LLC whereby the Company would become a wholly owned subsidiary of The Riverstone Group, LLC. Under the proposed merger, holders of the Company’s common stock other than the Company, The Riverstone Group, LLC, or any of their subsidiaries or holders perfecting their dissenters’ rights under South Carolina law will be entitled to receive $8.50 per share in cash, without interest, for each of their shares of common stock. In addition, the Merger Agreement provides that if the proposed merger occurs, then within 10 days thereafter The Riverstone Group, LLC will provide the Company with sufficient cash to redeem all of its outstanding Series A preferred stock and pay off the debenture to the Trust, which will result in the redemption of all of the outstanding trust preferred securities issued by the Trust. The Merger Agreement is subject to closing conditions customary for transactions of this type, including obtaining the approval of holders of at least 80% of the Company’s outstanding common stock. In order to avoid having the Merger Agreement trigger the distribution of Series B preferred stock purchase rights under the Company’s Second Amended and Restated Rights Agreement (“Rights Agreement”), the Company amended the Rights Agreement on July 27, 2004 so that no person would become an “Acquiring Person” (as defined in the plan) as the result of the execution or delivery of, or the consummation of, the Merger Agreement.

Effective as of December 13, 2004, the Merger Agreement was amended to extend from December 31, 2004 to March 31, 2005 the date after which any party may terminate the merger agreement if the merger has not then occurred and to make a corresponding extension of the latest date to which the Company is obligated to postpone the shareholders meeting to approve the merger.

A special meeting of the shareholders of the Company has been called for March 16, 2005 to consider and vote upon the approval of the Merger Agreement. A definitive proxy statement with respect to the special meeting was filed with the Securities and Exchange Commission on February 10, 2005 and distributed to the Company’s shareholders.

Results of Operations

The Company’s operations are conducted primarily through two wholly owned subsidiaries. Sea Pines Company, Inc. operates all of the resort assets, including a 60-room inn, conference facilities, three resort golf courses, a tennis center, home and villa rental management operations, retail sales outlets, food service operations and other resort recreational facilities. Sea Pines Real Estate Company, Inc. is a real estate brokerage firm with 12 offices serving Hilton Head Island and its neighboring communities.

Critical Accounting Policies and Estimates

In the preparation of its financial statements, the Company applies accounting principles generally accepted in the United States. The application of accounting principles generally accepted in the United States may require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying results. The following critical accounting policies and estimates have been discussed with the Company’s audit committee.

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

The estimated useful lives of the Company’s assets by class are as follows:

Land improvements	15 years
Buildings	39 years
Machinery and equipment	5 - 7 years

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

First Quarter 2005 Compared to First Quarter 2004

Revenues

     The Company reported revenues of $10,898,000 for first quarter 2005, a $1,641,000, or 17.7%, increase over first quarter 2004. Resort revenues, excluding cost reimbursements, increased by $175,000 or 4.6%, compared to first quarter 2004; while real estate brokerage revenues, excluding cost reimbursements, improved by $1,548,000, or 33.1%.

	Three Months Ended
	January 31,
	2005	2004	Change	% Change
	(In thousands)
Resort
Golf	$1,830	$1,801	$29	1.6%
Rental management	510	538	(28)	(5.2%)
Food and beverage	620	610	10	1.6%
Inn at Harbour Town	423	323	100	31.0%
Other recreation revenues	465	394	71	18.0%
Other	101	108	(7)	(6.5%)

	3,949	3,774	175	4.6%

Real estate brokerage	6,229	4,681	1,548	33.1%

Cost reimbursements	720	802	(82)	(10.2%)

Total revenues	$10,898	$9,257	$1,641	17.7%

     The primary factors contributing to the $1,641,000 increase in revenues were as follows:

•	Real estate brokerage revenues increased by $1,548,000, or 33.1%, during first quarter 2005 as compared with first quarter 2004. Real estate brokerage revenues are very closely tied to real estate sales. The increase in sales is the result of favorable economic conditions, an expansion of marketing efforts to the mainland markets, the addition of several new agents, and the continuation of management’s focus on listings and individual agent marketing.

•	Golf revenue in first quarter 2005 increased by $29,000, or 1.6%, as compared with first quarter 2004. The number of resort golf rounds played at Harbour Town Golf Links during first quarter 2005 increased by 888 rounds, or 20.4%, from first quarter 2004. The average resort rate paid per round during first quarter 2005 decreased by $10.48, or 9.1%, from first quarter 2004. The number of resort golf rounds played at the Ocean and Sea Marsh golf courses during first quarter 2005 decreased by 203 rounds, or 2.1%, from first quarter 2004. The average resort rate paid per round during first quarter 2005 decreased by $3.07, or 6.0%, from first quarter 2004.

•	Rental management revenue decreased by $28,000, or (5.2%), during first quarter 2005 as compared with first quarter 2004. Total guest occupied nights during first quarter 2005 decreased by 347 nights, or 8.9%, from first quarter 2004. The average daily rate increased by $5.08, or 3.9%, in first quarter 2005 over first quarter 2004.

•	Food and beverage operations generated revenues of $620,000 in first quarter 2005. This represents an increase of $10,000, or 1.6%, over first quarter 2004. This increase was primarily due to increased revenue from the Harbour Town Grill, Harbour Town Bakery and golf food and beverage operations. These increases were partially offset by a $67,000 decrease in revenue from catering operations.

•	The Inn at Harbour Town generated revenues of $423,000 in first quarter 2005. This represents an increase of $100,000, or 31.0%, over first quarter 2004. Total guest occupied nights during first quarter 2005 increased by 919 nights, or 46.5%, from first quarter 2004. The total paid occupancy percentage was 52.5% during first quarter 2005, as compared to 35.8% during first quarter 2004. The average daily rate was $129.19 during first quarter 2005, as compared to $148.05 during first quarter 2004.

•	Other recreation services revenue increased by $71,000, or 18.0%, during first quarter 2005 as compared with first quarter 2004. This increase is primarily the result of a $51,0000, or 21.5%, increase in revenue from the Sea Pines Racquet Club and a $20,000, or 12.7%, increase in revenue from the Company’s fitness center, nature center and bike shop operations.

•	Other revenue decreased by $7,000, or (6.5%), during first quarter 2005 as compared with first quarter 2004.

•	Cost reimbursements decreased by $82,000 during first quarter 2005 as compared with first quarter 2004.

Cost of revenues

     Cost of revenues was $8,947,000 during first quarter 2005, representing an increase of $1,775,000, or 24.7%, over first quarter 2004. Approximately $1,411,000 of this increase was attributable to increased commissions earned by real estate sales agents as a result of improved real estate sales activity. The remainder of this increase related to increased resort revenue activities.

Expenses

•	Sales and marketing expenses increased by $97,000, or 11.2%, and totaled $960,000 in first quarter 2005. This increase was primarily due to a $151,000, or 35.1%, increase in resort marketing promotions and expenses. This increase was partially offset by a $51,000 decrease in real estate marketing expenses.

•	General and administrative expenses increased by $32,000, totaling $1,665,000 during first quarter 2005. This increase was primarily due to an $81,000 increase in property tax expense. This increase was partially offset by a $28,000 decrease in medical claims associated with the Company’s self-funded medical plan and a $21,000 decrease in expenses in the Company’s technology departments.

•	Depreciation and amortization expense decreased by $19,000 and totaled $627,000 in first quarter 2005.

Other income (expense)

•	The Company reports changes in the value of its interest rate swap agreements in its operations. The Company recorded interest rate swap agreement income of $306,000 in first quarter 2005. If the swap agreements remain in effect until their expiration date in 2005, the cumulative total of all related income and expense entries will equal zero.

•	Merger related expenses totaling $141,000 were recorded during first quarter 2005. This total included consulting, investment banking and legal expenses related to the merger agreement with The Riverstone Group, LLC.

Income taxes

     The Company has not recognized an income tax benefit or provision for first quarter 2005 since the Company is uncertain whether there will be sufficient taxable income in the year ending October 31, 2005 and future periods to allow for utilization of the accumulated net operating loss carryforwards.

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

     Cash and cash equivalents decreased by $169,000 during first quarter 2005 and totaled $3,618,000 at January 31, 2005, all of which was restricted. Restricted cash includes cash held in escrow pending real estate closings, advance deposits for home and villa rentals, and rental receipts to be paid to home and villa owners. Working capital (current assets less current liabilities) decreased during first quarter 2005 by $994,000, resulting in a working capital deficit of $4,366,000 at January 31, 2005.

     Under the Company’s master credit agreement, the Company maintains four loan facilities: a term loan, a revolving line of credit, a judgment loan and a seasonal line of credit. Available funds under these four loan facilities total $38,767,000, of which $36,445,000 was outstanding at January 31, 2005.

     The term loan had an outstanding principal amount of $13,567,000 as of January 31, 2005 and matures on November 1, 2008. The revolving line of credit had an outstanding balance of $18,300,000 as of January 31, 2005 and matures on November 1, 2007. The judgment loan had an outstanding balance of $2,400,000 on January 31, 2005 and matures on February 15, 2006. The seasonal line of credit is used to meet cash requirements during the Company’s off-season winter months. As of January 31, 2005, the seasonal line of credit had an outstanding balance of $2,178,000 and $2,322,000 available for additional borrowing. The seasonal line of credit expires on November 1, 2007.

     Long-term debt increased by $1,295,000 during first quarter 2005 due to borrowings on the seasonal line of credit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     During the quarter ended January 31, 2005, there were no material changes to the quantitative and qualitative disclosures about market risks presented in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

Item 4. Controls and Procedures

     As of January 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of January 31, 2005, the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2005 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On November 4, 2004, Sea Crest Development Company, Robert C. Graves, et al. filed a civil action in the Beaufort County Court of Common Pleas, naming Sea Pines Company, Inc.; Sea Pines Real Estate Company, Inc. and Michael E. Lawrence as defendants. The plaintiffs are seeking an unspecified amount of actual and punitive damages and attorney fees based on allegations of breach of contract, breach of good faith and fair dealings, negligent misrepresentation, fraud and breach of lease agreement in connection with the development and sale of the Sea Crest condominium project owned by the plaintiffs and marketed and sold by Sea Pines Real Estate Company, Inc. An adverse judgment in this matter could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

     The Company is subject to claims and suits in the ordinary course of business. In management’s opinion, except as noted above, such currently pending claims and suits against the Company will not, in the aggregate, have a material adverse effect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

SEA PINES ASSOCIATES, INC.

Date: March 11, 2005	/s/Michael E. Lawrence

Michael E. Lawrence Chief Executive Officer

Date: March 11, 2005	/s/Steven P. Birdwell

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

10(b)	Waiver with respect to the Credit Agreement in 10(c) below dated December 17, 2003 (Incorporated by reference to Exhibit 10(b) to Form 10-K filed by the registrant on January 28, 2004)

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

10(dd)	Waiver with respect to the Credit Agreement in 10(c) above (Incorporated By reference to Exhibit 10(dd) to Form 10-K filed by the registrant on January 31, 2005)

10(ee)
Amendment No. 1 to Agreement and Plan of Merger by and among The Riverstone Group, LLC, RG Subsidiary Corporation and Sea Pines Associates, Inc. dated as of December 13, 2004 (Incorporated by reference to Annex A of the preliminary proxy statement filed by the registrant on January 13, 2005)

Exhibit No.

10(ff)	Extension of Maturity Date Letter with respect to the Judgment Note in 10(v) above

31(a)	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive Officer (filed herewith)

31(b)	Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial Officer (filed herewith)

32(a)	Section 1350 Certification of Chief Executive Officer (filed herewith)

32(b)	Section 1350 Certification of Chief Financial Officer (filed herewith)

99.1	Safe Harbor Disclosure (filed herewith)

* Management Contract or Compensatory Plan or Arrangement